Form 10-Q
period 1996-03-31
INTEGON CORP /DE/
filed 1996-05-14
CIK 878660

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                        Commission file number 001-10997

                               INTEGON CORPORATION
                      ----------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                 13-3559471
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

           500 West Fifth Street, Winston-Salem, North Carolina 27152
                    ----------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (910) 770-2000
                    ----------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes X         No

     As of April 30, 1996, there were 15,724,307 shares outstanding of Integon Corporation's Common Stock.

                      INTEGON CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION
                                                                         Page
Item 1.  Financial Statements ........................................
         Balance Sheets - March 31, 1996 and December 31, 1995 .......    3
         Statements of Operations - Three Months Ended
          March 31, 1996 and 1995 ....................................    4
         Statements of Cash Flows - Three Months Ended
          March 31, 1996 and 1995 ....................................    5
         Notes to Financial Statements ...............................    6


Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations ........................    7


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ............................   13


                 PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

                     INTEGON CORPORATION AND SUBSIDIARIES
                                BALANCE SHEETS
                                 (Unaudited)
                (Dollars in thousands, except per share data)
                                                                    March 31,    December 31,
                                                                      1996          1995
                                                                   -----------    -----------
ASSETS
 Investments:
 Fixed maturities available for sale--at market ................   $   481,060    $   481,944
Other long-term investments ....................................         2,058          2,114
                                                                   -----------    -----------
                                                                       483,118        484,058
Cash and cash equivalents ......................................        39,770         21,046
Reinsurance receivable .........................................       190,422        199,826
Premiums due and uncollected, net ..............................       220,040        199,087
Prepaid reinsurance premiums ...................................        54,721         56,726
Accounts and notes receivable, primarily financing
    receivables, net ...........................................        30,182         28,277
Accrued investment income ......................................         8,415          7,683
Deferred policy acquisition costs ..............................        51,867         46,413
Property and equipment, net ....................................        64,572         65,247
Goodwill .......................................................       110,035        110,976
Deferred loan costs ............................................         2,099          2,195
Deferred income taxes ..........................................        17,682         12,934
Other assets ...................................................         8,620          7,211
                                                                   -----------    -----------
                                                                   $ 1,281,543    $ 1,241,679
                                                                   ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unearned premiums ..............................................   $   333,353    $   305,911
Loss and loss adjustment expenses payable ......................       422,748        416,740
Accrued expenses and other liabilities .........................       130,322        117,374
Short-term debt ................................................        18,000         16,000
Notes payable ..................................................       150,734        150,807
                                                                   -----------    -----------
                                                                     1,055,157      1,006,832
                                                                   -----------    -----------
STOCKHOLDERS' EQUITY
$3.875 Convertible Preferred Stock--$.01 par value
   per share, 1,437,500 shares authorized, issued and
   outstanding .................................................            14             14
Common Stock--$.01 par value per share, authorized--
   35,000,000 shares; issued--17,291,507 shares and
   17,271,707 shares ...........................................           173            173
Class A Non-Voting Common Stock--$.01 par value per
   share, authorized 20,000,000 shares; issued and
   outstanding--none ...........................................          --             --
Additional paid-in capital .....................................       147,597        147,296
Net unrealized appreciation (depreciation) of
   securities ..................................................        (1,052)         8,288
Retained earnings ..............................................       117,475        116,897
Treasury stock--at cost, 1,567,200 shares ......................       (37,821)       (37,821)
                                                                   -----------    -----------
                                                                       226,386        234,847
                                                                   -----------    -----------
                                                                    $1,281,543     $1,241,679
                                                                    ==========     ==========

     The accompanying notes are an integral part of these statements.

                     INTEGON CORPORATION AND SUBSIDIARIES
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)
                    (In thousands, except per share data)

                                                  Three Months Ended
                                                       March 31,
                                                   -----------------
                                                   1996         1995
                                                 ---------   ---------
REVENUES
Net premiums written .........................   $ 194,262   $ 141,175
                                                 =========   =========

Premiums earned ..............................   $ 164,815   $ 129,542
Net investment income ........................       7,753       7,400
Net realized investment gains ................       2,077         470
Other income .................................       4,175       5,243
                                                 ---------   ---------
                                                   178,820     142,655
                                                 ---------   ---------
BENEFITS AND EXPENSES
Loss and loss adjustment expenses ............     130,558      94,129
Policy acquisition and other underwriting
  expenses ...................................      34,971      28,984
Other expenses ...............................       4,049       5,530
Amortization of goodwill .....................         769         771
Interest expense .............................       3,631       3,567
                                                 ---------   ---------
                                                   173,978     132,981
                                                 ---------   ---------
INCOME FROM OPERATIONS BEFORE FEDERAL INCOME
  TAXES AND EXTRAORDINARY ITEMS ..............       4,842       9,674
Federal income taxes .........................       1,457       2,630
                                                 ---------   ---------

INCOME BEFORE EXTRAORDINARY ITEMS ............       3,385       7,044

Extraordinary items, net of federal income tax
  benefit of $276 ............................        --        (2,624)
                                                 ---------   ---------
     NET INCOME ..............................       3,385       4,420
Preferred stock dividends ....................       1,393       1,393
                                                 ---------   ---------
Net income available to common shareholders ..   $   1,992   $   3,027
                                                 =========   =========
EARNINGS PER COMMON SHARE
  Income before extraordinary items ..........   $     .13   $     .36
  Extraordinary items ........................        --          (.17)
                                                 ---------   ---------
  NET INCOME .................................   $     .13   $     .19
                                                 =========   =========

Weighted average common shares outstanding ...      15,903      15,695
                                                 =========   =========

Dividends declared per share .................   $     .09   $     .09
                                                 =========   =========





     The accompanying notes are an integral part of these statements.

                                     INTEGON CORPORATION AND SUBSIDIARIES
                                           STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                (In thousands)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                       1996         1995
                                                                                    ---------    ---------
Cash Flows from Operating Activities
Net income ......................................................................   $   3,385    $   4,420
Adjustments to reconcile net income to net cash provided by operating activities:

        Net realized investment gains ...........................................      (2,077)        (470)
        Depreciation and amortization ...........................................       2,242        1,736
        Net amortization of discounts and premiums ..............................         170          136
        Provision for deferred federal income taxes .............................         281          730
        Net decrease in reinsurance assets ......................................      11,409        7,181
        Increase in premiums due and uncollected ................................     (20,953)      (6,178)
        Increase in deferred policy acquisition costs ...........................      (5,454)      (2,395)
        Net increase in accounts and notes
          receivable, accrued investment income and other
          assets ................................................................      (4,199)     (10,706)
        Increase in unearned premiums ...........................................      27,442       12,532
        Increase in loss and loss adjustment
          expenses payable ......................................................       6,008        1,771
        Net increase in accrued expenses and
          other liabilities .....................................................      10,192       19,053
                                                                                    ---------    ---------

        Net cash flows provided by operating activities
          from continuing operations ............................................      28,446       27,810
                                                                                    ---------    ---------

 Cash Flows from Investing Activities
 Investment securities sold .....................................................     112,247      154,253
 Investment securities matured, called or redeemed ..............................       2,917        8,805
 Investment securities purchased ................................................    (126,684)    (166,844)
 Other ..........................................................................        (727)        (917)
                                                                                    ---------    ---------
     Net cash flows used in investing activities ................................     (12,247)      (4,703)
                                                                                    ---------    ---------

Cash Flows from Financing Activities
 Increase (decrease) in short-term debt .........................................       2,000       (8,000)
 Common stock dividends .........................................................      (1,415)      (1,412)
 Preferred stock dividends ......................................................      (1,393)      (1,393)
 Decrease in notes payable ......................................................         (72)         (20)
 Increase in book cash overdrafts ...............................................       3,405        5,064
                                                                                    ---------    ---------
     Net cash flows provided by (used in) financing
        activities ..............................................................       2,525       (5,761)
                                                                                    ---------    ---------
 Net increase in cash and cash equivalents ......................................      18,724       17,346
     Cash and cash equivalents at beginning of period ...........................      21,046       31,549
                                                                                    ---------    ---------
 Cash and cash equivalents at end of period .....................................   $  39,770    $  48,895
                                                                                    =========    =========

Supplemental Disclosures of Cash Flows Information
 Interest paid during the period ................................................   $   3,274    $   3,267
 Federal income taxes paid during the period ....................................         950         --


     The accompanying notes are an integral part of these statements.

                      INTEGON CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                                   (Unaudited)
                  (Dollars in thousands, except per share data)

Note 1 - Accounting Policies

The  accompanying   unaudited   consolidated  financial  statements  of  Integon
Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim periods.

In the opinion of management, these financial statements include all adjustments, including all normal recurring accruals, necessary for a fair presentation of the consolidated financial position at March 31, 1996 and December 31, 1995 and the consolidated results of operations and cash flows for the periods ended March 31, 1996 and 1995.

The operating results for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year ending December 31, 1996.

 Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

General

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes on pages 3 through 6 of this Quarterly Report on Form 10-Q. The reader is presumed to have read or have access to Integon Corporation's 1995 Annual Report on Form 10-K.

Results of Continuing Operations

Three Months Ended March 31, 1996 ("1996") Compared with Three Months Ended March 31, 1995 ("1995")

     Net premiums written increased 37.6% from $141.2 million in 1995 to $194.3 million in 1996. Nonstandard automobile insurance net premiums written increased from $129.1 million in 1995 to $176.8 million in 1996 or 36.9% due primarily to growth in the Company's more mature operating states. Specialty auto products net premiums written increased 97.3% from $5.6 million in 1995 to $11.0 million in 1996. Premiums earned on all lines of business increased 27.2% from $129.5 million in 1995 to $164.8 million in 1996 and reflects the increase in net premiums written referred to above.

     Loss and loss adjustment expenses increased 38.7% from $94.1 million in 1995 to $130.6 million in 1996. The loss ratio, defined as loss and loss adjustment expenses as a percentage of premiums earned, increased from 72.7% in 1995 to 79.2% in 1996 due primarily to severe winter weather. The Company experienced a 19% increase in the frequency of claims in 1996 compared to the same period in 1995 and estimates that the severe winter weather accounted for $9.0 million to $10.0 million of additional loss and loss adjustment expenses.

     Policy acquisition and other underwriting expenses increased $6.0 million from $29.0 million in 1995 to $35.0 million in 1996. The expense ratio, defined as policy acquisition and other underwriting expenses as a percentage of premiums earned, decreased from 22.4% in 1995 to 21.2% in 1996. The decrease in the expense ratio was due primarily to increased operating efficiencies.

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.  (continued)

         Net investment income increased 4.8% from $7.4 million in 1995 to $7.8 million in 1996 as a result of the increase in average invested assets of $68.4 million. This higher level of invested assets was partially offset by lower yields. The pre-tax yield of the portfolio was 6.1% in 1996 compared to 6.8% in 1995. The percentage of cash and invested assets invested in tax-exempt securities was 21.3% and 41.7% in 1996 and 1995, respectively.

         Other income less other expenses resulted in income of $.1 million in 1996 and expense of $.3 million in 1995. The increase in income in 1996 was due primarily to a reduction in corporate expenses.

         Interest expense remained constant at $3.6 million in 1996 and 1995.

         Federal income taxes decreased $1.1 million from $2.6 million in 1995 to $1.5 million in 1996. The effective tax rate increased from 27.2% in 1995 to 30.1% in 1996 due primarily to decreased holdings of tax-exempt securities in 1996. Underwriting income is taxed at the statutory rate of 35% while net investment income is taxed at a lower effective rate due to the investment in tax-exempt securities. The Company's investment in tax-exempt securities decreased from 41.7% in 1995 to 21.3% in 1996 of cash and invested assets.

         Income before extraordinary items decreased $3.6 million from $7.0 million in 1995 to $3.4 million in 1996. In addition to the variances discussed above, there were pre-tax net realized investment gains of $2.1 million in 1996 compared to pre-tax net realized investment gains of $.5 million in 1995.

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.  (continued)

Analysis of Financial Condition
         Information regarding the Company's investment portfolio at March 31, 1996 is as follows:

                                              March 31, 1996
                                     ---------------------------------
Type/Ratings of Investments (1)      Carrying Amount (2)    Percentage
- -------------------------------      -------------------    ----------
                                              (in thousands)
Fixed maturities:
    Government and agencies ..        $ 78,907                  16.4%
    Aaa ......................         175,055                  36.2
    Aa .......................          59,346                  12.3
    A (3) ....................         155,728                  32.2
    Baa (4) ..................           7,281                   1.5
                                      --------                 -----
        Total investment grade         476,317                  98.6
    Below investment grade ...           4,743                   1.0
                                     --------                  -----
        Subtotal .............         481,060                  99.6
Other long-term investments ..           2,058                   0.4
                                      --------                 -----
        Total invested assets        $483,118                  100.0%
                                      ========                 =====


(1) The ratings set forth above are based on the ratings, if any, assigned by Moody's Investors Service, Inc. ("Moody's"). If Moody's ratings were unavailable, the equivalent ratings supplied by Standard & Poor's Corporation ("S&P") or the National Association of Insurance Commissioners ("NAIC") were used where available. The percentage of rated securities that were not assigned a rating by Moody's at March 31, 1996 was 18.3%.

(2) Carrying amount is estimated market value for fixed maturities available for sale.

(3) The "A" category includes $45.0 million of securities which were not rated by Moody's or S&P, but were rated "1" by the NAIC.

(4) The "Baa" category includes $4.9 million of securities which were not rated by Moody's or S&P, but were rated "2" by the NAIC.

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. (continued)

Liquidity and Capital Resources

         Sources of Funds. The Company's major sources of operating funds have been and are expected to continue to be (i) dividends from its subsidiaries,
(ii) reimbursements of costs and expenses in connection with the management agreement among the Company and its subsidiaries pursuant to which the Company provides certain services to such subsidiaries, (iii) tax sharing payments from the operating subsidiaries of the Company and (iv) borrowings under credit facilities. The Company files a consolidated federal income tax return including its subsidiaries and receives payments pursuant to a tax sharing agreement among the Company and its subsidiaries. Taxes are computed for each subsidiary and paid to the Company as if such subsidiary were filing a tax return on a stand-alone basis, thereby providing additional funds to the Company, because the aggregate of such payments generally exceeds taxes to be paid by the Company on a consolidated basis. The Company's insurance subsidiaries are limited as to the amount of ordinary dividends they may pay (see "Regulation" below). In addition, in determining the ability of its subsidiaries to pay dividends, the Company monitors its subsidiaries' operating leverage based on the level of net premiums written to statutory surplus. Currently, the Company seeks to maintain its subsidiaries' ratio of net premiums written to statutory surplus at a level of approximately 3.0x in accordance with industry standards. The ratio was 3.0x for the twelve months ended March 31, 1996. The Company's subsidiaries have begun to retain a higher percentage of earnings than in 1995 and the Company will rely more on its other sources for funds generation during 1996.

As of March 31, 1996, Integon Corporation, the parent company, had approximately $.8 million of cash and cash equivalents that were available for general corporate purposes, including debt service, dividend payments, working capital and the Company's Securities Repurchase Program (as defined below). The Company believes that the sources of funds available to it are and will be sufficient to satisfy its needs.

The principal sources of funds for the Company's subsidiaries are net premiums collected, proceeds from investment income and from investments that have been sold, matured or repaid and premium financing revenues.

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. (continued)



On a consolidated basis, net cash flows provided by operating activities for the three months ended March 31, 1996 and 1995 were $28.4 million and $27.8 million, respectively. Based on the Company's current financial plans, management believes that its subsidiaries will continue to realize positive cash flows from their operating activities and that the operating liquidity needs of such subsidiaries can be funded exclusively from such cash flow.

     Uses of Funds. The Company's principal uses of funds are the payment of corporate operating expenses, taxes, debt service and dividends on Common and Preferred Stock.

The principal uses of funds of the Company's subsidiaries are the payment of claims on insurance policies, the payment of operating expenses, purchase of investments, tax sharing payments and dividends to the Company.

The Company and its subsidiaries have no material commitments for capital expenditures.

     Securities Repurchase Program: The Company and its subsidiaries were authorized by the Board of Directors on May 13, 1993 to repurchase up to $50.0 million of the Company's Common Stock and 8% Senior Notes due 1999 over a three-year period. As of March 31, 1996, a total of 1,567,200 shares of Common Stock had been repurchased at a total cost of $37.8 million, or an average price per share of $24.13.

     Financing Activities: The Company has a committed credit facility of $25.0 million with a domestic bank. The interest rate charged is the London Interbank Offering Rate plus 1.0% or the bank's prime rate. The annual commitment fee for this facility is .125% of the unused amount and the annual facility fee is .25% of the total amount. At March 31, 1996, borrowings under this facility were $18.0 million. The Company is currently negotiating with various banks for an expanded credit facility.

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. (continued)


         Investments. In accordance with the Company's investment policy, the Company's investments at March 31, 1996 consisted primarily of investment-grade securities (rated Baa or better by Moody's Investor Services, Inc. or the equivalent). Consolidated cash and cash equivalents at March 31, 1996 amounted to $39.8 million, or 7.6% of total cash and invested assets.

Management has determined that the entire fixed maturity portfolio should be classified as "available for sale". Fixed maturity securities classified as "available for sale" are carried at estimated market value. The market value and amortized cost of all fixed maturity securities at March 31, 1996 were $481.1 million and $482.6 million, respectively.

Management believes that the securities in the Company's investment portfolio at March 31, 1996 are readily marketable.

         Regulation. Insurance laws and regulations impose certain restrictions on the amount of dividends that may be paid by insurance companies. The maximum amount of ordinary dividends that a North Carolina domiciled property and casualty insurance company may pay at any point in time without regulatory approval is the lesser of (a) 10% of the policyholders' statutory surplus of such property and casualty insurance company as of the preceding December 31 or
(b) the statutory net income of such property and casualty insurance company for the preceding calendar year, less the amount of dividends paid during the preceding 12 months. The Company's insurance subsidiaries paid approximately $4.8 million of ordinary dividends in February 1996.

If the insurance subsidiaries are not able to pay ordinary dividends and their requests for the payment of extraordinary dividends are not granted, and if amounts needed are in excess of the available funds under the credit facility, additional borrowings, the issuance of additional securities or obtaining other funds could be necessary to pay debt service, Common Stock and Preferred Stock dividends and other expenses of the Company.

                           PART II - OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K.

a.       Exhibits

                                                Filed Herewith (*),
                                               Nonapplicable (NA), or
                                             Incorporated by Reference from
                                             ---------------------------------
Exhibit                                                             Integon
Number                                                           Registration
                                                Exhibit          No. or Report
                                             ----------     -------------------
11.1   Computation of Earnings per Share       *                      NA

b.       Reports on Form 8-K.

         The following report on Form 8-K was filed during the quarter ended March 31, 1996.

         Filing Date           Item No.        Description
         ----------           ----------      ---------------------------------
         February 1, 1996         5            Other Events.  Copy of press
                                               release concerning fourth
                                               quarter 1995 results.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INTEGON CORPORATION



May 13, 1996                        /s/ Donald F. McKee
                                    -------------------
                                    Donald F. McKee
                                    (Duly Authorized Officer
                                    and Principal Financial Officer)

                                INDEX TO EXHIBITS


                               Filed Herewith (*),
                             Nonapplicable (NA), or
                         Incorporated by Reference From

                                                 Integon
  Exhibit                                        Registration        Sequential
  Number                           Exhibit       No. or Report      Page Number
  ------                           -------       -------------      ------------

  11.1    Computation of           11.1                  *                16
          Earnings Per Share

                                                                   Exhibit 11.1


                     INTEGON CORPORATION AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                            ----------------------------
                                                                 1996            1995
                                                            ------------    ------------
Income available to common shareholders:

Income before extraordinary items .......................   $      3,385    $      7,044
Preferred stock dividends ...............................         (1,393)         (1,393)
                                                            ------------    ------------
Income before extraordinary items
 available to common shareholders .......................          1,992           5,651
Extraordinary items .....................................           --            (2,624)
                                                            ------------    ------------
    Net income available to common
      shareholders ......................................   $      1,992    $      3,027
                                                            ============    ============


Weighted average common shares outstanding:
     Common shares outstanding ..........................     15,714,407      15,695,407
     Assumed exercise of stock options ..................        188,361            --
                                                            ------------    ------------
    Total ...............................................     15,902,768      15,695,407
                                                            ============    ============

Earnings per common share:
     Income before extraordinary items ..................   $        .13    $        .36
     Extraordinary items ................................           --              (.17)
                                                            ------------    ------------
       Net income .......................................   $        .13    $        .19
                                                            ============    ============

                                    Page 16