Form 10-Q
period 1996-06-30
INTEGON CORP /DE/
filed 1996-08-13
CIK 878660

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                        Commission file number 001-10997

                               INTEGON CORPORATION
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                     13-3559471
      --------                                     ----------
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

Yes X     No
   --

     As of July 31, 1996, there were 15,732,165 shares outstanding of Integon Corporation's Common Stock.

                      INTEGON CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION
                                                                 Page
                                                                 -----
Item 1.  Financial Statements
     Balance Sheets - June 30, 1996 and December 31, 1995 .......    3
     Statements of Operations - Three Months Ended June 30,
         1996 and 1995 and Six Months Ended June 30, 1996
         and 1995 ...............................................    4
     Statements of Cash Flows - Six Months Ended
         June 30, 1996 and 1995 .................................    5
     Notes to Financial Statements ..............................    6


Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations .............    7


PART II - OTHER INFORMATION

Item 4.   Submission of Matters To a Vote of Security Holders ...   15

Item 6.   Exhibits and Reports on Form 8-K ......................   16

                 PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                     INTEGON CORPORATION AND SUBSIDIARIES
                                BALANCE SHEETS
                                 (Unaudited)
                (Dollars in thousands, except per share data)

                                                         June 30,      December 31,
                                                           1996            1995
                                                        -----------    -----------
 ASSETS
 Investments:
 Fixed maturities available for sale--at market .....   $   483,583    $   481,944
Other long-term investments .........................         2,582          2,114
                                                        -----------    -----------
                                                            486,165        484,058
Cash and cash equivalents ...........................        37,806         21,046
Reinsurance receivable ..............................       183,835        199,826
Premiums due and uncollected, net ...................       236,310        199,087
Prepaid reinsurance premiums ........................        53,049         56,726
Accounts and notes receivable, primarily financing
    receivables, net ................................        30,495         28,277
Accrued investment income ...........................         7,482          7,683
Deferred policy acquisition costs ...................        55,109         46,413
Property and equipment, net .........................        66,199         65,247
Goodwill ............................................       109,266        110,976
Deferred loan costs .................................         2,001          2,195
Deferred income taxes ...............................        19,557         12,934
Other assets ........................................         9,012          7,211
                                                        -----------    -----------
                                                        $ 1,296,286    $ 1,241,679
                                                        ===========    ===========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 LIABILITIES
Unearned premiums ...................................   $   349,252    $   305,911
Loss and loss adjustment expenses payable ...........       429,057        416,740
Accrued expenses and other liabilities ..............       117,216        117,374
Short-term debt .....................................        21,000         16,000
Notes payable .......................................       150,743        150,807
                                                        -----------    -----------
                                                          1,067,268      1,006,832
                                                        -----------    -----------
 STOCKHOLDERS' EQUITY
$3.875 Convertible Preferred Stock--$.01 par value
   per share, 1,437,500 shares authorized, issued and
   outstanding ......................................            14             14
Common Stock--$.01 par value per share, authorized--
   35,000,000 shares; issued--17,299,365 shares and
   17,271,707 shares ................................           173            173
Class A Non-Voting Common Stock--$.01 par value per
   share, authorized 20,000,000 shares; issued and
   outstanding--none ................................          --             --
Additional paid-in capital ..........................       147,744        147,296
Net unrealized appreciation (depreciation) of
   securities .......................................        (4,055)         8,288
Retained earnings ...................................       122,963        116,897
Treasury stock--at cost, 1,567,200 shares ...........       (37,821)       (37,821)
                                                        -----------    -----------
                                                            229,018        234,847
                                                        -----------    -----------
                                                        $ 1,296,286    $ 1,241,679
                                                        ===========    ===========

The accompanying notes are an integral part of these statements.

                      INTEGON CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                   Three Months Ended       Six Months Ended
                                                        June 30,                 June 30,
                                                   ------------------       ----------------
                                                   1996         1995         1996        1995
                                                   ----         ----         ----        ----

REVENUES
Net premiums written .........................   $ 197,811    $ 153,387    $ 392,073   $ 294,562
                                                 =========    =========    =========   =========

Premiums earned ..............................   $ 180,240    $ 137,066    $ 345,055   $ 266,608
Net investment income ........................       7,858        7,362       15,611      14,762
Net realized investment gains (losses) .......        (857)       2,453        1,220       2,923
Other income .................................       4,035        5,320        8,210      10,563
                                                 ---------    ---------    ---------   ---------
                                                   191,276      152,201      370,096     294,856
                                                 ---------    ---------    ---------   ---------
BENEFITS AND EXPENSES
Loss and loss adjustment expenses ............     134,032       99,847      264,590     193,976
Policy acquisition and other underwriting
  expenses ...................................      37,094       30,446       72,065      59,430
Other expenses ...............................       3,322        3,854        7,371       9,384
Amortization of goodwill .....................         770          776        1,539       1,547
Interest expense .............................       3,724        3,757        7,355       7,324
                                                 ---------    ---------    ---------   ---------
                                                   178,942      138,680      352,920     271,661
                                                 ---------    ---------    ---------   ---------
INCOME FROM OPERATIONS BEFORE FEDERAL INCOME
  TAXES AND EXTRAORDINARY ITEMS ..............      12,334       13,521       17,176      23,195
Federal income taxes .........................       4,037        4,401        5,494       7,031
                                                 ---------    ---------    ---------   ---------

INCOME BEFORE EXTRAORDINARY ITEMS ............       8,297        9,120       11,682      16,164

Extraordinary items, net of federal income tax
  benefit of $276 ............................        --           --           --        (2,624)
                                                 ---------    ---------    ---------   ---------
     NET INCOME ..............................       8,297        9,120       11,682      13,540
Preferred stock dividends ....................       1,392        1,392        2,785       2,785
                                                 ---------    ---------    ---------   ---------
Net income available to common shareholders ..   $   6,905    $   7,728    $   8,897   $  10,755
                                                 =========    =========    =========   =========

EARNINGS PER COMMON SHARE
Primary:
  Income before extraordinary items ..........   $     .44    $     .49    $     .56   $     .85
  Extraordinary items ........................          --           --           --        (.17)
                                                 ---------    ---------    ---------   ---------
  NET INCOME .................................   $     .44    $     .49    $     .56   $     .68
                                                 =========    =========    =========   =========
Fully diluted:
  Income before extraordinary items ..........   $     .42    $     .46    $     .56   $     .82
  Extraordinary items ........................          --           --           --        (.13)
                                                 ---------    ---------    ---------   ---------
  NET INCOME .................................   $     .42    $     .46    $     .56   $     .69
                                                 =========    =========    =========   =========

Weighted average common shares outstanding:
  Primary ....................................      15,815       15,700       15,863      15,698
                                                 =========    =========    =========   =========
  Fully diluted ..............................      19,654       19,473       15,863      19,471
                                                 =========    =========    =========   =========

Dividends declared per share .................   $     .09    $     .09    $     .18   $     .18
                                                 =========    =========    =========   =========

The accompanying notes are an integral part of these statements.

                      INTEGON CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                      ----------------
                                                                                    1996            1995
                                                                                   --------        --------
Cash Flows from Operating Activities
Net income ......................................................................   $  11,682    $  13,540
Adjustments to reconcile net income to net cash provided by operating activities:
        Net realized investment gains ...........................................      (1,220)      (2,923)
        Depreciation and amortization ...........................................       4,604        3,607
        Net amortization of discounts and premiums ..............................         491         (463)
        Provision for deferred federal income taxes .............................          23        1,448
        Net decrease in reinsurance assets ......................................      19,668       14,272
        Increase in premiums due and uncollected ................................     (37,223)     (30,058)
        Increase in deferred policy acquisition costs ...........................      (8,696)      (5,325)
        Net (increase) decrease in accounts and notes
           receivable, accrued investment income and other
           assets ...............................................................      (3,787)       1,521
        Increase in unearned premiums ...........................................      43,341       15,095
       Increase in loss and loss adjustment
          expenses payable ......................................................      12,317       10,260
         Net increase (decrease) in accrued expenses and
           other liabilities ....................................................      (3,575)      24,835
                                                                                    ---------    ---------

        Net cash flows provided by operating activities
          from continuing operations ............................................      37,625       45,809
                                                                                    ---------    ---------

 Cash Flows from Investing Activities
 Investment securities sold .....................................................     284,536      272,747
 Investment securities matured, called or redeemed ..............................      17,161       19,984
 Investment securities purchased ................................................    (322,064)    (313,999)
 Other ..........................................................................      (3,853)      (1,675)
                                                                                    ---------    ---------
     Net cash flows used in investing activities ................................     (24,220)     (22,943)
                                                                                    ---------    ---------

Cash Flows from Financing Activities
 Increase in short-term debt ....................................................       5,000        1,013
 Common stock dividends .........................................................      (2,831)      (2,825)
 Preferred stock dividends ......................................................      (2,785)      (2,785)
 Decrease in notes payable ......................................................         (64)         (20)
 Increase in book cash overdrafts ...............................................       4,035       10,158
                                                                                    ---------    ---------
     Net cash flows provided by financing activities ............................       3,355        5,541
                                                                                    ---------    ---------
 Net increase in cash and cash equivalents ......................................      16,760       28,407
     Cash and cash equivalents at beginning of period ...........................      21,046       31,549
                                                                                    ---------    ---------
 Cash and cash equivalents at end of period .....................................   $  37,806    $  59,956
                                                                                    =========    =========

Supplemental Disclosures of Cash Flows Information
 Interest paid during the period ................................................   $   7,169    $   3,542
 Federal income taxes paid during the period ....................................       4,730        3,700


The accompanying notes are an integral part of these statements.

                      INTEGON CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                   (Unaudited)

Note 1 - Accounting Policies

The  accompanying   unaudited   consolidated  financial  statements  of  Integon
Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim periods.

In the opinion of management, these financial statements include all adjustments, including all normal recurring accruals, necessary for a fair presentation of the consolidated financial position at June 30, 1996 and December 31, 1995 and the consolidated results of operations and cash flows for the periods ended June 30, 1996 and 1995.

The operating results for the three months and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year ending December 31, 1996.

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

Results of Continuing Operations

Six Months Ended June 30, 1996 ("1996") Compared with Six Months Ended June 30, 1995 ("1995")

     Net premiums written increased 33.1% from $294.6 million in 1995 to $392.1 million in 1996. Nonstandard automobile insurance net premiums written increased from $269.7 million in 1995 to $355.7 million in 1996 or 31.9% due primarily to growth in the Company's more mature operating states. Specialty auto products net premiums written increased 87.5% from $12.5 million in 1995 to $23.5 million in 1996. Premiums earned on all lines of business increased 29.4% from $266.6 million in 1995 to $345.1 million in 1996 and reflects the increase in net premiums written referred to above.

     Loss and loss adjustment expenses increased 36.4% from $194.0 million in 1995 to $264.6 million in 1996. The loss ratio, defined as loss and loss adjustment expenses as a percentage of premiums earned, increased from 72.8% in 1995 to 76.7% in 1996 due primarily to severe winter weather. The Company experienced an increase of almost 9% in the frequency of claims in 1996 compared to the same period in 1995 and estimates that the severe winter weather accounted for $9.0 million to $10.00 million of additional loss and loss adjustment expenses.

     Policy acquisition and other underwriting expenses increased $12.7 million from $59.4 million in 1995 to $72.1 million in 1996. The expense ratio, defined as policy acquisition and other underwriting expenses as a percentage of premiums earned, decreased from 22.3% in 1995 to 20.9% in 1996. The decrease in the expense ratio was due primarily to increased operating efficiencies.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.  (continued)

     Net investment income increased 5.8% from $14.8 million in 1995 to $15.6 million in 1996 as a result of the increase in average invested assets of $68.2 million. This higher level of invested assets was partially offset by lower yields. The pre-tax yield of the portfolio was 6.0% in 1996 compared to 6.5% in 1995. The percentage of cash and invested assets invested in tax-exempt securities was 22.4% and 29.8% in 1996 and 1995, respectively.

     Other income less other expenses resulted in income of $.8 million in 1996 and $1.2 million in 1995. The decrease in income in 1996 was due primarily to a decrease in premium finance revenue.

     Interest expense increased 0.4% from $7.3 million in 1995 to $7.4 million in 1996 due to increased short-term borrowings.

     Federal income taxes decreased $1.5 million from $7.0 million in 1995 to $5.5 million in 1996 due to lower pre-tax earnings. The effective tax rate increased from 30.3% in 1995 to 32.0% in 1996 due primarily to decreased holdings of tax-exempt securities in 1996. Underwriting income is taxed at the statutory rate of 35% while net investment income is taxed at a lower effective rate due to the investment in tax-exempt securities. The Company's investment in tax-exempt securities decreased from 25.6% in 1995 to 22.4% in 1996 of cash and invested assets.

     Income before extraordinary items decreased $4.5 million from $16.2 million in 1995 to $11.7 million in 1996. In addition to the variances discussed above, there were pre-tax net realized investment gains of $1.2 million in 1996 compared to pre-tax net realized investment gains of $2.9 million in 1995.

Three Months Ended June 30, 1996 ("1996") Compared with Three Months Ended June 30, 1995 ("1995")

     Net premiums written increased 29.0% from $153.4 million in 1995 to $197.8 million in 1996. Nonstandard automobile insurance net premiums written increased from $140.5 million in 1995 to $178.9 million in 1996 or 27.3% due primarily to growth in the Company's more mature operating states. Specialty auto products net premiums written increased 79.6% from $7.0 million in 1995 to $12.5 million in 1996. Premiums earned on all lines of business increased 31.5% from $137.1

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.  (continued)

million in 1995 to $180.2 million in 1996 and reflects the increase in net premiums written referred to above.

     Loss and loss adjustment expenses increased 34.2% from $99.8 million in 1995 to $134.0 million in 1996. The loss ratio, defined as loss and loss adjustment expenses as a percentage of premiums earned, increased from 72.8% in 1995 to 74.3% in 1996. The increase in the loss ratio was due primarily to higher severity of physical damage claims in 1996.

     Policy acquisition and other underwriting expenses increased $6.7 million from $30.4 million in 1995 to $37.1 million in 1996. The expense ratio, defined as policy acquisition and other underwriting expenses as a percentage of premiums earned, decreased from 22.2% in 1995 to 20.6% in 1996. This decrease in the expense ratio was due primarily to increased operating efficiencies.

     Net investment income increased 6.7% from $7.4 million in 1995 to $7.9 million in 1996 as a result of the increase in the average invested assets of $68.7 million. This higher level of invested assets was partially offset by lower yields. The pre-tax yield of the portfolio was 5.9% in 1996 compared to 6.3% in 1995. The percentage of cash and invested assets invested in tax-exempt securities was 22.4% and 29.8% in 1996 and 1995, respectively.

     Other income less other expenses resulted in income of $.7 million in 1996 and income of $1.5 million in 1995. The decrease in income in 1996 was due primarily to an increase in corporate expenses.

     There was no significant variance in interest expense in 1996 compared to 1995.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.  (continued)

     Federal income taxes decreased $.4 million from $4.4 million in 1995 to $4.0 million in 1996 due to lower pre-tax earnings. The effective tax rate increased from 32.5% in 1995 to 32.7% in 1996 due primarily to decreased holdings of tax-exempt securities in 1996. Underwriting income is taxed at the statutory rate of 35% while net investment income is taxed at a lower effective rate due to the investment in tax-exempt securities. The Company's investment in tax-exempt securities decreased from 29.8% in 1995 to 22.4% in 1996 of total cash and invested assets.

     Income before extraordinary items decreased $.8 million from $9.1 million in 1995 to $8.3 million in 1996. In addition to the variances discussed above, there were pre-tax net realized investment losses of $.9 million in 1996 compared to pre-tax net realized gains of $2.5 million in 1995.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.  (continued)

Analysis of Financial Condition
     Information regarding the Company's investment portfolio at June 30, 1996 is as follows:

                                                            June 30, 1996
                                                  -------------------------------
Type/Ratings of Investments (1)                Carrying Amount (2)      Percentage
- -------------------------------                -------------------    ---------------
                                                 (in thousands)
Fixed maturities:
    Government and agencies .................    $ 83,831                  17.3%
    Aaa .....................................     179,670                  37.0
    Aa ......................................      63,644                  13.1
    A (3) ...................................     145,091                  29.8
    Baa (4) .................................       6,780                   1.4
                                                 --------                  -----
        Total investment grade ..............     479,016                  98.6
    Below investment grade ..................       4,567                    .9
                                                 --------                  -----
        Subtotal ............................     483,583                  99.5
Other long-term investments .................       2,582                    .5
                                                 --------                  -----
        Total invested assets ...............    $486,165                 100.0%
                                                 ========                  =====




     (1) The ratings set forth above are based on the ratings, if any, assigned by Moody's Investors Service, Inc. ("Moody's"). If Moody's ratings were unavailable, the equivalent ratings supplied by Standard & Poor's Corporation ("S&P") or the National Association of Insurance Commissioners ("NAIC") were used where available. The percentage of rated securities that were not assigned a rating by Moody's at June 30, 1996 was 16.47%.

     (2) Carrying amount is estimated market value for fixed maturities available for sale.

     (3) The "A" category includes $35.7 million of securities which were not rated by Moody's or S&P, but were rated "1" by the NAIC.

     (4) The "Baa" category includes $5.0 million of securities which were not rated by Moody's or S&P, but were rated "2" by the NAIC.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (continued)

Liquidity and Capital Resources

         Sources of Funds. The Company's major sources of operating funds have been and are expected to continue to be (i) dividends from its subsidiaries,
(ii) reimbursements of costs and expenses in connection with the management agreement among the Company and its subsidiaries pursuant to which the Company provides certain services to such subsidiaries, (iii) tax sharing payments from the operating subsidiaries of the Company and (iv) borrowings under credit facilities. The Company files a consolidated federal income tax return including its subsidiaries and receives payments pursuant to a tax sharing agreement among the Company and its subsidiaries. Taxes are computed for each subsidiary and paid to the Company as if such subsidiary were filing a tax return on a stand-alone basis, thereby providing additional funds to the Company, because the aggregate of such payments generally exceeds taxes to be paid by the Company on a consolidated basis. The Company's insurance subsidiaries are limited as to the amount of ordinary dividends they may pay (see "Regulation" below). In addition, in determining the ability of its subsidiaries to pay dividends, the Company monitors its subsidiaries' operating leverage based on the level of net premiums written to statutory surplus. Currently, the Company seeks to maintain its subsidiaries' ratio of net premiums written to statutory surplus at a level of approximately 3.0x in accordance with industry standards. The ratio was 2.9x for the twelve months ended June 30, 1996.

As of June 30, 1996, Integon Corporation, the parent company, had approximately $1.8 million of cash and cash equivalents that were available for general corporate purposes, including debt service, dividend payments and working capital. The Company believes that the sources of funds available to it, including the $75.0 million committed credit facility described in "Financing Activities" below, are and will be sufficient to satisfy its needs.

The principal sources of funds for the Company's subsidiaries are net premiums collected, proceeds from investment income and from investments that have been sold, matured or repaid and premium financing revenues.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (continued)


On a consolidated basis, net cash flows provided by operating activities for the six months ended June 30, 1996 and 1995 were $37.6 million and $45.8 million, respectively. Based on the Company's current financial plans, management believes that its subsidiaries will continue to realize positive cash flows from their operating activities and that the operating liquidity needs of such subsidiaries can be funded exclusively from such cash flow. Statements concerning cash flows look forward in time.

The following important factors, among others, could cause actual cash flows to differ materially from those set forth in the forward looking statements: claims frequency, claims severity, severe adverse weather conditions, the cost of automobile repair, economic activity, competitive pricing, and the regulatory environment in which the Company operates.

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

         Securities Repurchase Program: The Company and its subsidiaries were authorized by the Board of Directors on May 13, 1993 to repurchase up to $50.0 million of the Company's Common Stock and 8% Senior Notes due 1999 over a three-year period. Before the authorization for this program expired in May 1996, a total of 1,567,200 shares of Common Stock had been repurchased at a total cost of $37.8 million, or an average price per share of $24.13.

         Financing Activities: In July 1996, the Company's committed credit facility was increased from $25.0 million to $75.0 million to reflect the increased size of the Company and to pay parent company expenses as the insurance subsidiaries retain earnings to fund future growth. The interest rate charged will be based on the bids of the participating lenders and in the case

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (continued)


of Eurodollar loans a margin percentage ranging from .55% to .675% will be added.

The facility fee will range from .20% to .35% of the total amount of the facility.

         Investments. In accordance with the Company's investment policy, the Company's investments at June 30, 1996 consisted primarily of investment-grade securities (rated Baa or better by Moody's Investor Services, Inc. or the equivalent). Consolidated cash and cash equivalents at June 30, 1996 amounted to $37.8 million, or 7.2% of total cash and invested assets.

Management has determined that the entire fixed maturity portfolio should be classified as "available for sale". Fixed maturity securities classified as "available for sale" are carried at estimated market value. The market value and amortized cost of all fixed maturity securities at June 30, 1996 were $483.6 million and $489.8 million, respectively.

Management believes that the securities in the Company's investment portfolio at June 30, 1996 are readily marketable.

         Regulation. Insurance laws and regulations impose certain restrictions on the amount of dividends that may be paid by insurance companies. The maximum amount of ordinary dividends that a North Carolina domiciled property and casualty insurance company may pay at any point in time without regulatory approval is the lesser of (a) 10% of the policyholders' statutory surplus of such property and casualty insurance company as of the preceding December 31 or
(b) the statutory net income of such property and casualty insurance company for the preceding calendar year, less the amount of dividends paid during the preceding 12 months. The Company's insurance subsidiaries paid approximately $4.8 million of ordinary dividends in 1996.

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

                           PART II - OTHER INFORMATION

Item 4.         Submission of Matters To A Vote of Security Holders

                The annual meeting of stockholders of the Company was held on May 16, 1996 for the following purposes: (i) electing two directors to serve for a term of three years each expiring at the annual meeting of stockholders to be held in 1999, (ii) considering and acting upon a proposal to adopt the Integon Corporation Omnibus Long-Term Performance Incentive Compensation Plan (the
   "Omnibus Plan"), (iii) considering and acting upon a proposal to amend the Integon Corporation 1992 Stock Option Plan (the "Stock Option Plan"), (iv) considering and acting upon a proposal to approve the Integon Shareholder and Employee Investment Programs (the "Investment Programs"), and (v) considering and acting upon a proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors of the Company for the calendar year 1996.

Lester L. Coleman and John C Head III were elected as directors at the meeting. The votes cast for and withheld for each nominee for director were as follows:
Lester L. Coleman 11,611,509 and 2,661,637; John C Head III 11,622,139 and 2,651,007. The terms of the following directors continued after the meeting:
Charles H. Jamison, James T. Lambie, John B. McKinnon and Frederick B.
Whittemore.

The number of votes cast for and against, and the number of abstentions for the Omnibus Plan, the Stock Option Plan, the Investment Programs and the auditors were as follows:

                           For              Against                    Abstain
                         ---------         ---------                  ---------
Omnibus Plan             9,358,353           255,378                  2,777,022
Stock Option Plan       11,498,368           112,206                  2,662,572
Investment Programs      9,559,834            57,224                  2,773,695
Auditors                11,617,992             6,251                  2,648,903

Item 6.         Exhibits and Reports on Form 8-K.

a.       Exhibits

                                                     Filed Herewith (*),
                                                    Nonapplicable (NA), or
                                                Incorporated by Reference from
                                                --------------------------------
Exhibit                                                               Integon
Number                                                              Registration
- ------                                                 Exhibit     No. or Report
                                                       -------     -------------

10.1   Amended and Restated Credit Agreement dated as of   *             NA
       October 12, 1993 and Amended and Restated as of
       July 25, 1996 by and between Integon Corporation and the Chase Manhattan Bank, as Administrative
       Agent.

11.1   Computation of Earnings per Share                   *             NA

b.     Reports on Form 8-K.

       The following report on Form 8-K was filed during the quarter ended June 30, 1996.

       Filing Date         Item No.      Description
       -----------         --------      -----------

       April 25, 1996         5          Other Events.  Copy of press release
                                         concerning first quarter 1996 results.

       June 18, 1996          5          Other Events.  Copy of press release
                                         concerning second quarter-to-date
                                         1996 results.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               INTEGON CORPORATION



August 13, 1996                /s/ Brian T. Sheekey
                               --------------------
                                Brian T. Sheekey
                            (Duly Authorized Officer
                        and Principal Accounting Officer)

                                INDEX TO EXHIBITS


                               Filed Herewith (*),
                             Nonapplicable (NA), or
                         Incorporated by Reference From

                                                     Integon
   Exhibit                                        Registration        Sequential
   Number                               Exhibit   No. or Report      Page Number
   ------                               -------   -------------      -----------

     10.1   Amended and Restated          10.1          *
            Credit Agreement dated
            as of October 12,1993
            and Amended and Restated
            as of July 25, 1996 by
            and between Integon
            Corporation and the Chase
            Manhattan Bank, as
            Administrative Agent

     11.1   Computation of Earnings
            Per Share                      11.1          *

Exhibit 10.1

                               INTEGON CORPORATION

                          -----------------------------



                      AMENDED AND RESTATED CREDIT AGREEMENT


                          Dated as of October 12, 1993

                    Amended and Restated as of July 25, 1996


                         ------------------------------



                            THE CHASE MANHATTAN BANK,
                             as Administrative Agent

                                    TABLE OF CONTENTS

This Table of Contents is not part of the Agreement to which it is attached but is inserted for convenience of reference only.

                                                                           Page


Section 1.    Definitions and Accounting Matters.............................  1
        1.01  Certain Defined Terms..........................................  1
        1.02  Accounting Terms and Determinations............................ 15
        1.03  Classes and Types of Loans..................................... 16

Section 2.    Commitments, Loans, Notes and Prepayments...................... 16
        2.01  Syndicated Loans............................................... 16
        2.02  Borrowings of Syndicated Loans................................. 17
        2.03  Changes of Commitments......................................... 17
        2.04  Facility Fee................................................... 17
        2.05  Lending Offices................................................ 18
        2.06  Several Obligations; Remedies Independent...................... 18
        2.07  Notes.......................................................... 18
        2.08  Optional Prepayments and Conversions or Continuations
                of Loans..................................................... 19
        2.09  Borrowings by Approved Borrowers............................... 19
        2.10  [Intentionally Omitted]........................................ 20
        2.11  Money Market Loans............................................. 20

Section 3.    Payments of Principal and Interest............................. 25
        3.01  Repayment of Loans............................................. 25
        3.02  Interest....................................................... 25

Section 4.    Payments; Pro Rata Treatment; Computations;
                       Etc................................................... 26
        4.01  Payments....................................................... 26
        4.02  Pro Rata Treatment............................................. 27
        4.03  Computations................................................... 28
        4.04  Minimum Amounts................................................ 28
        4.05  Certain Notices................................................ 28
        4.06  Non-Receipt of Funds by the Administrative Agent............... 29
        4.07  Sharing of Payments, Etc....................................... 30

Section 5.    Yield Protection, Etc.......................................... 31
        5.01  Additional Costs............................................... 31
        5.02  Limitation on Types of Loans................................... 34
        5.03  Illegality..................................................... 35
        5.04  Treatment of Affected Loans.................................... 35
        5.05  Compensation................................................... 36
                                      (i)

Section 6.     Conditions Precedent.......................................... 37
        6.01A  Effective Date................................................ 37
        6.01B  Initial Loan to any Approved Borrower......................... 39
        6.02   Initial and Subsequent Loans.................................. 40

Section 7.  Representations and Warranties................................... 41
        Part A.  Representations and Warranties of the
                          Company............................................ 41
        7.01  Corporate Existence............................................ 41
        7.02  Financial Condition............................................ 41
        7.03  Litigation..................................................... 42
        7.04  No Breach...................................................... 42
        7.05  Action.......................................................   43
        7.06  Approvals...................................................... 43
        7.07  Margin Regulations............................................. 43
        7.08  ERISA.......................................................... 43
        7.09  Taxes.......................................................... 43
        7.10  Investment Company Act......................................... 44
        7.11  Public Utility Holding Company Act............................. 44
        7.12  Environmental Matters.......................................... 44
        7.13  Subsidiaries................................................... 44
        7.14  True and Complete Disclosure................................... 45
        Part B.  Representations and Warranties of the Approved
                          Borrowers.......................................... 45
        7.15  Corporate Existence of Approved Borrower....................... 45
        7.16  No Breach...................................................... 45
        7.17  Action.......................................................   46
        7.18  Approvals...................................................... 46

Section 8.    Covenants of the Company....................................... 46
        8.01  Financial Statements, Etc...................................... 46
        8.02  Litigation..................................................... 51
        8.03  Existence, Etc................................................. 51
        8.04  Insurance...................................................... 52
        8.05  Prohibition of Fundamental Changes............................. 52
        8.06  Limitation on Liens............................................ 53
        8.07  Investments.................................................... 55
        8.08  Debt to Capital Ratio.......................................... 55
        8.09  Risk-Based Capital Ratio....................................... 55
        8.10  Minimum Surplus................................................ 55
        8.11  Lines of Business.............................................. 55
        8.12  Transactions with Affiliates................................... 55
        8.13  Use of Proceeds................................................ 56
        8.14  Certain Obligations Respecting Subsidiaries.................... 56
        8.15  Dividend Payments to Repay Loan................................ 56
        8.16  Indebtedness of Non-Insurance Subsidiaries..................... 57

Section 9.  Events of Default................................................ 57
                                      (ii)

Section 10.    The Administrative Agent...................................... 60
        10.01  Appointment, Powers and Immunities............................ 60
        10.02  Reliance by Administrative Agent.............................. 61
        10.03  Defaults...................................................... 61
        10.04  Rights as a Bank.............................................. 62
        10.05  Indemnification............................................... 62
        10.06  Non-Reliance on Administrative Agent and Other Banks.......... 62
        10.07  Failure to Act................................................ 63
        10.08  Resignation or Removal of Administrative Agent................ 63

Section 11.    Miscellaneous................................................. 64
        11.01  Waiver.......................................................  64
        11.02  Notices....................................................... 64
        11.03  Expenses, Etc................................................. 65
        11.04  Amendments, Etc............................................... 66
        11.05  Successors and Assigns........................................ 66
        11.06  Assignments and Participations................................ 66
        11.07  Survival...................................................... 68
        11.08  Captions...................................................... 68
        11.09  Counterparts.................................................. 69
        11.10  Governing Law; Submission to Jurisdiction..................... 69
        11.11  Waiver of Jury Trial.......................................... 69
        11.12  Treatment of Certain Information; Confidentiality............. 69
        11.13  Loans under the Existing Credit Agreement..................... 70

Section 12.    Guarantee..................................................... 71
        12.01  Guarantee..................................................... 71
        12.02  Obligations Unconditional..................................... 71
        12.03  Reinstatement................................................. 72
        12.04  Subrogation................................................... 72
        12.05  Remedies...................................................... 72
        12.06  Continuing Guarantee.......................................... 73


SCHEDULE I  -  Subsidiaries
SCHEDULE II -  Investment Guidelines

EXHIBIT A-1 -  Form of Note
EXHIBIT A-2 -  Form of Money Market Note
EXHIBIT B-1 -  Form of Designation Letter
EXHIBIT B-2 -  Form of Termination Letter
EXHIBIT C-1 -  Form of Opinion of Counsel to the  Company
EXHIBIT C-2 -  Form of Opinion  of  Counsel  to an  Approved  Borrower
EXHIBIT D -    Form of  Opinion of Special New York Counsel to the Banks
EXHIBIT E -    Form of  Confidentiality  Agreement
EXHIBIT F -    Form of Money Market Quote  Request
EXHIBIT G -    Form of  Money  Market  Quote
EXHIBIT H -    Form of Assignment and Acceptance

                                     (iii)

                  AMENDED AND RESTATED CREDIT AGREEMENT dated as of October 12, 1993 and amended and restated as of July 25, 1996, among: INTEGON CORPORATION, a corporation duly organized and validly existing under the laws of the State of Delaware (the "Company"); each of the lenders that is a signatory hereto identified under the caption "BANKS" on the signature pages hereto or that, pursuant to Section 11.06(b) hereof, shall become a "Bank" hereunder (individually, a "Bank" and, collectively, the "Banks"); and THE CHASE MANHATTAN BANK, a national banking association, as agent for the Banks (in such capacity, together with its successors in such capacity, the "Administrative Agent").

                  The Company, certain of the Banks and the Administrative Agent are party to the Credit Agreement dated as of October 12, 1993 (as in effect immediately prior to the Amendment Effective Date defined below, the "Existing Credit Agreement").

                  The Company has requested that the Banks and the Administrative Agent, and the Banks and the Administrative Agent are willing to, amend and restate the Existing Credit Agreement to provide, among other things, for Money Market Loans (as defined below), on the terms and conditions hereof.

                  Accordingly, the parties hereto agree to amend and restate the Existing Credit Agreement so that, as amended and restated, it reads in its entirety as herein provided.


Section 1. Definitions and Accounting MattersDefinitions and Accounting Matters.

                  1.01 Certain Defined TermsCertain Defined Terms. As used herein, the following terms shall have the following meanings (all terms defined in this Section 1.01 or in other provisions of this Agreement in the singular to have the same meanings when used in the plural and vice versa):

                  "Affiliate" shall mean any Person that directly or indirectly controls, or is under common control with, or is controlled by, the Company. As used in this definition, "control" (including, with its correlative meanings, "controlled by" and "under common control with") shall mean possession, directly or indirectly, of power to direct or cause the direction of management or policies (whether through ownership of securities or partnership or other ownership interests, by contract or otherwise), provided that, in any event, any Person that owns directly or indirectly securities having 10% or more of the voting power for the election of directors or other governing body of a corporation or 10% or more of the partnership or other ownership interests of any other Person (other than as a limited partner of such other Person) will be deemed to control such corporation or other Person. Notwithstanding the foregoing, (a) no individual shall be an Affiliate solely by reason of his or her being a director, officer or employee of the Company or any of its Subsidiaries and (b) none of the Wholly Owned Subsidiaries of the Company shall be Affiliates.

                  "Amendment Effective Date" shall mean the date on which all of the conditions set forth in Section 6.01A hereof shall have been satisfied or waived by the Banks and the Administrative Agent.

                  "Applicable Facility Fee Rate" shall mean .35% and "Applicable Margin" shall mean (i) with respect to Base Rate Loans, 0.0% per annum and (ii) with respect to Eurodollar Loans, .675% per annum; provided that if the Debt to Capital Ratio as at the most recent Fiscal Date shall fall within any of the ranges set forth below then, subject to the receipt by the Administrative Agent of the consolidated financial statements of the Company for such Fiscal Date pursuant to paragraphs (a) or (b) of Section 8.01 hereof, together with a certificate of a senior financial officer of the Company pursuant to the penultimate sentence of Section 8.01 demonstrating such fact, prior to the next succeeding Fiscal Date, the "Applicable Facility Fee Rate" and "Applicable Margin" shall be reduced to the rate set forth below for the Applicable Facility Fee Rate or Type of Loan and opposite such range during the period commencing on such next Fiscal Date immediately following the date of delivery of such certificate to but not including the next following Fiscal Date thereafter (except that notwithstanding the foregoing, neither the Applicable Facility Fee Rate nor the Applicable Margin shall as a consequence of this proviso be so reduced for any period during which an Event of Default shall have occurred and be continuing):

     Range of Debt            Applicable Facility        Base         Eurodollar
     to Capital Ratio              Fee Rate              Rate            Rate

     Less than 45%                  .20%                 0.0%           0.55%

     Greater than or equal
      to 45% but less than
      or equal to 50%               .275%                0.0%           0.60%

                  "Applicable Insurance Regulatory Authority" shall mean, when used with respect to any Insurance Subsidiary, the insurance department or similar administrative authority or agency located in the State in which such Insurance Subsidiary is domiciled.

                  "Applicable Lending Office" shall mean, for each Bank and for each Type of Loan, the "Lending Office" of such Bank (or of an affiliate of such Bank) designated for such Type of Loan on the signature pages hereof or such other office of such Bank (or of an affiliate of such Bank) as such Bank may from time to time specify to the Administrative Agent and the Company as the office by which its Loans of such Type are to be made and maintained.

                  "Applicable Secretary of State" shall mean, when used with respect to any Insurance Subsidiary, the Secretary of State of the State in which such Insurance Subsidiary is incorporated.
                  "Approved Borrower" shall mean any Insurance Subsidiary as to which a Designation Letter has been delivered to the Administrative Agent and as to which a Termination Letter shall not have been delivered to the Administrative Agent, which Insurance Subsidiary has been approved as a Borrower hereunder by all of the Banks, all in accordance with Section 2.09 hereof.

                  "Assignment and Acceptance" shall mean an assignment and acceptance in substantially the form of Exhibit H hereto.

                  "Bankruptcy Code" shall mean the Federal Bankruptcy Code of 1978, as amended from time to time.

                  "Base Rate" shall mean, for any day, a rate per annum equal to the higher of (a) the Federal Funds Rate for such day plus 1/2 of 1% and (b) the Prime Rate for such day. Each change in any interest rate provided for herein based upon the Base Rate resulting from a change in the Base Rate shall take effect at the time of such change in the Base Rate.

                  "Base Rate Loans" shall mean Syndicated Loans that bear interest at rates based upon the Base Rate.

                  "Borrowers" shall mean the Company and each Approved Borrower.

                  "Business Day" shall mean any day (a) on which commercial banks are not authorized or required to close in New York City and (b) if such day relates to the giving of notices or quotes in connection with a LIBOR Auction or to a borrowing of, a payment or prepayment of principal of or interest on, a Conversion of or into, or an Interest Period for, a Eurodollar Loan or a LIBOR Market Loan or a notice by the Company (on its own behalf and on behalf of any other Borrower) with respect to any such borrowing, payment, prepayment, Conversion or Interest Period, also on which dealings in Dollar deposits are carried out in the London interbank market.

                  "Capital Lease Obligations" shall mean, for any Person, all obligations of such Person to pay rent or other amounts under a lease of (or other agreement conveying the right to use) Property to the extent such obligations are required to be classified and accounted for as a capital lease on a balance sheet of such Person under GAAP, and, for purposes of this Agreement, the amount of such obligations shall be the capitalized amount thereof, determined in accordance with GAAP.

                  "Chase" shall mean The Chase Manhattan Bank, or any successor thereto.

                  "Class" shall have the meaning assigned to such term in
Section 1.03 hereof.

                  "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time.

                  "Commitment" shall mean, as to each Bank, the obligation of such Bank to make Syndicated Loans pursuant to Section 2.01 hereof in an aggregate principal amount at any one time outstanding up to but not exceeding the amount set opposite such Bank's name on the signature pages hereof under the caption "Commitment" (as the same may be reduced at any time or from time to time pursuant to Section 2.03 hereof). The aggregate principal amount of the Commitments on the Amendment Effective Date is $75,000,000.

                  "Commitment Termination Date" shall mean the date three years after the Restatement Date.

                  "Consolidated  Statutory Surplus" shall mean, at any time, the
combined   statutory   surplus  as  regards   policyholders   of  the  Insurance
Subsidiaries determined in accordance with SAP.

                  "Continue", "Continuation" and "Continued" shall refer to the continuation pursuant to Section 2.08 hereof of a Eurodollar Loan from one Interest Period to the next Interest Period.

                  "Convert", "Conversion" and "Converted" shall refer to a conversion pursuant to Section 2.08 hereof of one Type of Syndicated Loans into another Type of Syndicated Loans, which may be accompanied by the transfer by a Bank (at its sole discretion) of a Syndicated Loan from one Applicable Lending Office to another.

                  "date hereof" and "date of the Agreement" shall mean October 12, 1993.

                  "Debt to  Capital  Ratio"  shall mean at any time the ratio of
(a) Total Indebtedness to (b) the sum of Net Worth plus Total Indebtedness.

                  "Default" shall mean an Event of Default or an event that with notice or lapse of time or both would become an Event of Default.

                  "Designation Letter" shall have the meaning assigned to such term in Section 2.09 hereof.

                  "Dollars" and "$" shall mean lawful money of the United States of America.

                  "Environmental Laws" shall mean any and all present and future Federal, state, local and foreign laws, rules or regulations, and any orders or decrees, in each case as now or hereafter in effect, relating to the regulation or protection of human health, safety or the environment or to emissions, discharges, releases or threatened releases of pollutants, contaminants, chemicals or toxic or hazardous substances or wastes into the indoor or outdoor environment, including, without limitation, ambient air, soil, surface water, ground water, wetlands, land or subsurface strata, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants, chemicals or toxic or hazardous substances or wastes.

                  "Equity Rights" shall mean, with respect to any Person, any subscriptions, options, warrants, commitments, preemptive rights or agreements of any kind (including, without limitation, any stockholders' or voting trust agreements) for the issuance, sale, registration or voting of, or securities convertible into, any additional shares of capital stock of any class, or partnership or other ownership interests of any type in, such Person.

                  "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time.

                  "ERISA Affiliate" shall mean any corporation or trade or business that is a member of any group of organizations (i) described in Section 414(b) or (c) of the Code of which the Company is a member and (ii) solely for purposes of potential liability under Section 302(c)(11) of ERISA and Section 412(c)(11) of the Code and the lien created under Section 302(f) of ERISA and
Section 412(n) of the Code, described in Section 414(m) or (o) of the Code of which the Company is a member.

                  "Eurodollar Base Rate" shall mean, with respect to any Fixed Rate Loan for any Interest Period therefor, the arithmetic mean (rounded upwards, if necessary, to the nearest 1/16 of 1%), as determined by the Administrative Agent, of the rates per annum quoted by the respective Reference

Banks at approximately 11:00 a.m. London time (or as soon thereafter as practicable) on the date two Business Days prior to the first day of such Interest Period for the offering by the respective Reference Banks to leading banks in the London interbank market of Dollar deposits having a term comparable to such Interest Period and in an amount comparable to the principal amount of the Fixed Rate Loan to be made by the respective Reference Banks for such Interest Period. If any Reference Bank is not participating in any Fixed Rate Loans during any Interest Period therefor, the Eurodollar Base Rate for such Loans for such Interest Period shall be determined by reference to the amount of such Loans that such Reference Bank would have made or had outstanding had it been participating in such Loan during such Interest Period; provided that in the case of any LIBOR Market Loan, the Eurodollar Base Rate for such Loan shall be determined with reference to deposits of $5,000,000. If any Reference Bank does not timely furnish such information for determination of any Eurodollar Base Rate, the Administrative Agent shall determine such Eurodollar Base Rate on the basis of the information timely furnished by the remaining Reference Banks.

                  "Eurodollar Loans" shall mean Syndicated Loans that bear interest at rates based on rates referred to in the definition of "Eurodollar Base Rate" in this Section 1.01.

                  "Eurodollar Rate" shall mean, for any Eurodollar Loan for any Interest Period therefor, a rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) determined by the Administrative Agent to be equal to the Eurodollar Base Rate for such Loan for such Interest Period divided by 1 minus the Reserve Requirement (if any) for such Loan for such Interest Period.

                  "Event of Default" shall have the meaning assigned to such term in Section 9 hereof.

                  "Federal Funds Rate" shall mean, for any day, the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the Business Day next succeeding such day, provided that (a) if the day for which such rate is to be determined is not a Business Day, the Federal Funds Rate for such day shall be such rate on such transactions on the next preceding Business Day as so published on the next succeeding Business Day and (b) if such rate is not so published for any Business Day, the Federal Funds Rate for such Business Day shall be the average rate charged to Chase on such Business Day on such transactions as determined by the Administrative Agent.

                  "Fiscal Date" shall mean the last day of each fiscal quarter of the Company.

                  "Fixed Rate Loans" shall mean Eurodollar Loans and, for the purposes of the definition of "Eurodollar Base Rate" in this Section 1.01 and in
Section 5 hereof, LIBOR Market Loans.

                  "GAAP" shall mean generally accepted accounting principles applied on a basis consistent with those which, in accordance with the last sentence of Section 1.02(a) hereof, are to be used in making the calculations for purposes of determining compliance with this Agreement.

                  "Guarantee"  shall  mean  a  guarantee,   an  endorsement,   a
contingent agreement to purchase or to furnish funds for the payment or maintenance of, or otherwise to be or become contingently liable under or with respect to, the Indebtedness, other obligations, net worth, working capital or earnings of any Person, or a guarantee of the payment of dividends or other distributions upon the stock or equity interests of any Person, or an agreement to purchase, sell or lease (as lessee or lessor) Property, products, materials, supplies or services primarily for the purpose of enabling a debtor to make payment of such debtor's obligations or an agreement to assure a creditor against loss, and including, without limitation, causing a bank or other financial institution to issue a letter of credit or other similar instrument for the benefit of another Person, but excluding endorsements for collection or deposit in the ordinary course of business. The terms "Guarantee" and "Guaranteed" used as a verb shall have a correlative meaning.

                  "Guarantor" shall mean the Company in its capacity as the guarantor under Section 12 hereof.

                  "Indebtedness" shall mean, for any Person: (a) obligations created, issued or incurred by such Person for borrowed money (whether by loan, the issuance and sale of debt securities or the sale of Property to another Person subject to an understanding or agreement, contingent or otherwise, to repurchase such Property from such Person); (b) obligations of such Person to pay the deferred purchase or acquisition price of Property or services, other than trade accounts payable (other than for borrowed money) arising, and accrued expenses incurred, in the ordinary course of business so long as such trade accounts payable are payable within 90 days of the date the respective goods are delivered or the respective services are rendered; (c) Indebtedness of others secured by a Lien on the Property of such Person, whether or not the respective indebtedness so secured has been assumed by such Person; (d) obligations of such Person in respect of letters of credit or similar instruments issued or accepted by banks and other financial institutions for account of such Person; (e) Indebtedness of others Guaranteed by such Person and (f) Capital Lease Obligations of such Person.

                  "Insurance Subsidiaries" shall mean, Integon General, Integon Indemnity, Integon Specialty, New South, Integon Casualty, Integon National, Integon Preferred and any other Subsidiary of the Company licensed to engage in the business of providing property and casualty insurance and related services; provided that, after the Restatement Date, each such Person shall be an Insurance Subsidiary only so long as such Person shall be a Subsidiary of the Company.

                  "Integon Casualty" shall mean Integon Casualty Insurance Company, a North Carolina corporation, and on the Restatement Date, an indirect Wholly-Owned Subsidiary of the Company.

                  "Integon   General"  shall  mean  Integon  General   Insurance
Corporation, a North Carolina corporation and, on the Restatement Date, an indirect Wholly-Owned Subsidiary of the Company.

                  "Integon Indemnity" shall mean Integon Indemnity Corporation, a North Carolina corporation and, on the Restatement Date, an indirect Wholly-Owned Subsidiary of the Company.

                  "Integon National" shall mean Integon National Insurance Company, formerly Bankers and Shippers Insurance Company, a North Carolina corporation, and on the Restatement Date, a direct Wholly-Owned Subsidiary of the Company.

                  "Integon Preferred" shall mean Integon Preferred Insurance Company, a North Carolina corporation, and on the Restatement Date, a direct Wholly-Owned Subsidiary of the Company.

                  "Integon Specialty" shall mean Integon Specialty Insurance Company, a North Carolina corporation and, on the Restatement Date, an indirect Wholly-Owned Subsidiary of the Company.

                  "Interest Period" shall mean:

                  (a) with respect to any Eurodollar Loan, each period commencing on the date such Eurodollar Loan is made or Converted from a Base Rate Loan or the last day of the next preceding Interest Period for such Loan and ending on the numerically corresponding day in the first, second, third or sixth calendar month thereafter, as the Company (on its own behalf and on behalf of any other Borrower) may select as provided in Section 4.05 hereof, except that each Interest Period that commences on the last Business Day of a calendar month (or on any day for which there is no numerically corresponding day in the appropriate subsequent calendar month) shall end on the last Business Day of the appropriate subsequent calendar month;

                  (b) With respect to any Set Rate Loan, the period commencing on the date such Set Rate Loan is made and ending on any Business Day up to 90 days thereafter, as the Company (on its own behalf and on behalf of any other Borrower) may select as provided in Section 2.11(b) hereof; and

                  (c) With respect to any LIBOR Market Loan, the period commencing on the date such LIBOR Market Loan is made and ending on the numerically corresponding day in the first, second, third or sixth calendar month thereafter, as the Company (on its own behalf and on behalf of any other Borrower) may select as provided in Section 2.11(b) hereof, except that each Interest Period that commences on the last Business Day of a calendar month (or any day for which there is no numerically corresponding day in the appropriate subsequent calendar month) shall end on the last Business Day of the appropriate subsequent calendar month.

Notwithstanding the foregoing: (i) no Interest Period may end after the Commitment Termination Date as in effect on the date on which such Interest Period is selected under Section 2.11(b) and 4.05 hereof; (ii) each Interest Period that would otherwise end on a day that is not a Business Day shall end on the next succeeding Business Day (or, if such next succeeding Business Day falls in the next succeeding calendar month, on the next preceding Business Day); and
(iii) notwithstanding clause (i) above, no Interest Period for any Loan (other than a Set Rate Loan) shall have a duration of less than one month and, if the Interest Period for any Eurodollar Loan or LIBOR Market Loan would otherwise be a shorter period, such Interest Period shall not be available hereunder.

                  "Interest Rate Protection Agreement" shall mean, for any Person, an interest rate swap, cap or collar agreement or similar arrangement between such Person and one or more financial institutions providing for the transfer or mitigation of interest risks either generally or under specific contingencies.

                  "Investment" shall mean, for any Person: (a) the acquisition (whether for cash, Property, services or securities or otherwise) of capital stock, bonds, notes, debentures, partnership or other ownership interests or other securities of any other Person or any agreement to make any such acquisition (including, without limitation, any "short sale" or any sale of any securities at a time when such securities are not owned by the Person entering into such sale); (b) the making of any deposit with, or advance, loan or other extension of credit to, any other Person (including the purchase of Property from another Person subject to an understanding or agreement, contingent or otherwise, to resell such Property to such Person); and (c) the entering into of any Guarantee of, or other contingent obligation with respect to, Indebtedness or other liability of any other Person and (without duplication) any amount committed to be advanced, lent or extended to such Person.

                  "LIBO Margin" shall have the meaning  assigned to such term in
Section 2.11(c)(ii)(C) hereof.

                  "LIBO Rate" shall mean, for any LIBOR Market Loan, a rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) determined by the Administrative Agent to be equal to the rate of interest specified in the definition of "Eurodollar Base Rate" in this Section 1.01 for the Interest Period for such Loan divided by 1 minus the Reserve Requirement (if any) for such Loan for such Interest Period.

                  "LIBOR Auction" shall mean a solicitation of Money Market Quotes setting forth LIBO Margins based on the LIBO Rate pursuant to Section
2.11 hereof.

                  "LIBOR Market Loans" shall mean Money Market Loans the interest rates on which are determined on the basis of LIBO Rates pursuant to a LIBOR Auction.

                  "Lien" shall mean, with respect to any Property, any mortgage, lien, pledge, charge, security interest or encumbrance of any kind in respect of such Property. For purposes of this Agreement, a Person shall be deemed to own subject to a Lien any Property that it has acquired or holds subject to the interest of a vendor or lessor under any conditional sale agreement, capital lease or other title retention agreement (other than an operating lease) relating to such Property.

                 "Loans" shall mean the Syndicated Loans and Money Market Loans.

                  "Majority Banks" shall mean Banks having at least
66- 2/3% of the aggregate amount of the Commitments or, if the Commitments shall have terminated, Banks holding at least 66-2/3% of the aggregate unpaid principal amount of the Loans; provided that at any time there is only one Bank with Commitments or holding Loans hereunder, Majority Banks shall mean such Bank.

                  "Margin Stock" shall mean "margin stock" within the meaning of Regulations U and X.

                  "Material Adverse Effect" shall mean a material adverse effect on (a) the Property, business, operations, financial condition, prospects, liabilities or capitalization of the Company and its Subsidiaries taken as a whole, (b) the ability of any Borrower to perform its obligations hereunder and under the Notes, (c) the validity or enforceability of this Agreement or of the Notes, (d) the rights and remedies of the Banks and the Administrative Agent hereunder and under the Notes or (e) the timely payment of the principal of or interest on the Loans or other amounts payable in connection therewith.

                  "Money Market Borrowing" shall have the meaning assigned to such term in Section 2.11(b) hereof.

                  "Money Market Loan Limit" shall have the meaning assigned to such term in Section 2.11(c)(ii) hereof.

                  "Money Market Loans" shall mean the loans provided for by
Section 2.11 hereof.

                  "Money Market Notes" shall mean the promissory notes provided for by Section 2.11(b) hereof and all promissory notes delivered in substitution or exchange therefor, in each case as the same shall be modified and supplemented and in effect from time to time.

                  "Money Market  Quote" shall mean an offer in  accordance  with
Section 2.11(c) hereof by a Bank to make a Money Market Loan with one single specified interest rate.

                  "Money Market Quote Request" shall have the meaning assigned to such term in Section 2.11(b)hereof.

                  "Multiemployer Plan" shall mean a multiemployer plan defined as such in Section 3(37) of ERISA to which contributions have been made by the Company or any ERISA Affiliate and that is covered by Title IV of ERISA.

                  "NAIC" shall mean the National Association of Insurance Commissioners and any successor thereto.

                  "Net Worth" shall mean, as at any date of determination thereof, the sum of the following for the Company and its Subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP):

                  (a)    the amount of capital stock; plus

                  (b)    the amount of additional paid-in capital; plus

                  (c)    the  amount of retained earnings  (or, in the case of
                   retained earnings deficit, minus the amount of such deficit).

                  "New South" shall mean New South Insurance Company, a North Carolina corporation and, on the Restatement Date, an indirect Wholly-Owned Subsidiary of the Company.

                  "Non-Insurance Subsidiary" shall mean any Subsidiary of the Company other than an Insurance Subsidiary.

                  "Notes" shall mean the Syndicated Notes and the Money Market Notes.

                  "Obligors" shall mean the Borrowers and the Guarantor.

                  "PBGC" shall mean the Pension Benefit Guaranty Corporation or any entity succeeding to any or all of its functions under ERISA.

                  "Person"  shall  mean any  individual,  corporation,  company, voluntary association, partnership, joint venture, trust, unincorporated organization or government (or any agency, instrumentality or political subdivision thereof).

                  "Plan"   shall  mean  an   employee   benefit  or  other  plan
established or maintained by the Company or any ERISA Affiliate and that is covered by Title IV of ERISA, other than a Multiemployer Plan.

                  "Post-Default Rate" shall mean, in respect of any principal of any Loan or any other amount under this Agreement or any Note that is not paid when due (whether at stated maturity, by acceleration or otherwise), a rate per annum during the period from and including the due date to but excluding the date on which such amount is paid in full equal to 2% plus the Base Rate as in effect from time to time plus the Applicable Margin for Base Rate Loans (provided that, if the amount so in default is principal of a Eurodollar Loan or a Money Market Loan and the due date thereof is a day other than the last day of the Interest Period therefor, the "Post-Default Rate" for such principal shall be, for the period from and including such due date to but excluding the last day of such Interest Period, 2% plus the interest rate for such Loan as provided in Section 3.02 hereof and, thereafter, the rate provided for above in this definition).

                  "Premium to Surplus Ratio" shall mean, for any calendar quarter, the ratio (determined for the Insurance Subsidiaries on a consolidated basis without duplication in accordance with SAP) of (a) net premiums written during such calendar quarter to (b) Consolidated Statutory Surplus as of the end of such calendar quarter.

                  "Prime Rate" shall mean the rate of interest from time to time announced by Chase at its principal office as its prime commercial lending rate.

                  "Property" shall mean any right or interest in or to property of any kind whatsoever, whether real, personal or mixed and whether tangible or intangible.

                  "Quarterly Dates" shall mean the last Business Day of March, June, September and December in each year, the first of which shall be the first such day after the date of this Agreement.

                  "Reference Banks" shall mean Chase (or its Applicable Lending Office) and/or such other Bank (or its Applicable Lending Office) as the Company and each Bank may from time to time agree.

                  "Regulations A, D, U and X" shall mean, respectively, Regulations A, D, U and X of the Board of Governors of the Federal Reserve System (or any successor), as the same may be modified and supplemented and in effect from time to time.

                  "Regulatory Change" shall mean, with respect to any Bank, any change after the date of this Agreement in Federal, state or foreign law or regulations (including, without limitation, Regulation D) or the adoption or making after such date of any interpretation, directive or request applying to a class of banks including such Bank of or under any Federal, state or foreign law or regulations (whether or not having the force of law and whether or not failure to comply therewith would be unlawful) by any court or governmental or monetary authority charged with the interpretation or administration thereof.

                  "Reserve Requirement" shall mean, for any Interest Period for any Eurodollar Loan or LIBOR Market Loan, the average maximum rate at which reserves (including, without limitation, any marginal, supplemental or emergency reserves) are required to be maintained during such Interest Period under Regulation D by member banks of the Federal Reserve System in New York City with deposits exceeding one billion Dollars against "Eurocurrency liabilities" (as such term is used in Regulation D). Without limiting the effect of the foregoing, the Reserve Requirement shall include any other reserves required to be maintained by such member banks by reason of any Regulatory Change with respect to (i) any category of liabilities that includes deposits by reference to which the Eurodollar Base Rate is to be determined as provided in the definition of "Eurodollar Base Rate" in this Section 1.01 or (ii) any category of extensions of credit or other assets that includes Eurodollar Loans or LIBOR Market Loans.

                  "Restatement Date" shall mean July 25, 1996.

                  "SAP" shall mean,  with respect to any  Insurance  Subsidiary, the accounting procedures and practices prescribed or permitted by the Applicable Insurance Regulatory Authority, applied on a basis consistent with those which, in accordance with the last sentence of Section 1.02(a) hereof, are to be used in making the calculations for the purposes of determining compliance with certain terms of this Agreement.

                  "Set Rate"  shall have the  meaning  assigned  to such term in
Section 2.11(c)(ii)(D) hereof.

                  "Set Rate Auction" shall mean a solicitation of Money Market Quotes setting forth Set Rates pursuant to Section 2.11 hereof.

                  "Set Rate Loans" shall mean Money Market Loans the interest rates on which are determined on the basis of Set Rates pursuant to a Set Rate Auction.

                  "Statutory   Statement"   shall  mean,  as  to  any  Insurance
Subsidiary, a statement of the condition and affairs of such Insurance Subsidiary, prepared in accordance with statutory accounting practices required or permitted by the Applicable Insurance Regulatory Authority, and filed with the Applicable Insurance Regulatory Authority.

                  "Subsidiary" shall mean, with respect to any Person, any corporation, partnership or other entity of which at least a majority of the securities or other ownership interests having by the terms thereof ordinary voting power to elect a majority of the board of directors or other persons performing similar functions of such corporation, partnership or other entity (irrespective of whether or not at the time securities or other ownership interests of any other class or classes of such corporation, partnership or other entity shall have or might have voting power by reason of the happening of any contingency) is at the time directly or indirectly owned or controlled by such Person or one or more Subsidiaries of such Person or by such Person and one or more Subsidiaries of such Person.

                  "Syndicated  Loans"  shall  mean  the  loans  provided  for by
Section 2.01 hereof, which may be Base Rate Loans and/or Eurodollar Loans.

                  "Syndicated Notes" shall mean the promissory notes provided for by Section 2.07(a) hereof and all promissory notes delivered in substitution or exchange thereof, in each case as the same shall be modified and supplemented and in effect from time to time.

                  "Termination Letter" shall have the meaning assigned to such term in Section 2.09 hereof.

                  "Total Indebtedness" shall mean, as at any date of determination thereof, all Indebtedness of the Company and its Subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP).

                  "Type" shall have the meaning assigned to such term in
Section 1.03 hereof.

                  "Wholly-Owned Subsidiary" shall mean, with respect to any Person, any Subsidiary of such Person of which all of the equity securities or other ownership interests (other than, in the case of a corporation, directors' qualifying shares) are owned or controlled by such Person.

                  1.02  Accounting Terms and Determinations.

                  (a) Except as otherwise expressly provided herein, (i) all accounting terms used herein shall be interpreted, (ii) all financial statements and all certificates and reports as to financial matters required to be delivered to the Banks hereunder shall (unless otherwise disclosed to the Banks in writing at the time of delivery thereof in the manner described in subsection
(b) below) be prepared and (iii) all calculations made for the purposes of determining compliance with this Agreement shall (except as otherwise expressly provided herein) be made in accordance with, or by application of, generally accepted accounting principles or statutory accounting practices, as the case may be, applied on a basis consistent with those used in the preparation of the latest corresponding financial statements furnished to the Banks hereunder (or, prior to the delivery of the first financial statements under Section 8.01 hereof,  the  financial  statements  as at March 31, 1996 referred to in Section
7.02 hereof) unless (x) the Company shall notify the Banks of its objection thereto at the time of delivery of any financial statements pursuant to Section
8.01 hereof or (y) the Majority Banks shall notify the Company (through the Administrative Agent) of their objection within 30 days after the delivery of any such financial statements, in either of which events such interpretations, statements, certificates, reports and calculations shall be made in accordance with, or by application of, accounting principles or accounting practices, as the case may be, on a basis consistent with those used in the preparation of the most recent financial statements as to which no such objection shall have been made (or, prior to the delivery of the first financial statements under Section
8.01  hereof,  the  financial  statements  as at March 31,  1996  referred to in
Section 7.02 hereof).

                  (b) The Company shall deliver to the Banks at the same time as the delivery of any annual or quarterly financial statement under Section 8.01 hereof (i) a description in reasonable detail of any material variation between the application of accounting principles employed in the preparation of such statement and the application of accounting principles employed in the preparation of the next preceding annual or quarterly financial statements as to which no objection has been made in accordance with the last sentence of subsection (a) above and (ii) reasonable estimates of the difference between such statements arising as a consequence thereof.

                  (c) To enable the consistent determination of compliance with the provisions of Section 8 hereof, the Company will not, and will not permit any of its Subsidiaries existing on the Restatement Date to, change the last day of its fiscal year from December 31 of each year, or the last days of the first three fiscal quarters in each of its fiscal years from March 31, June 30 and September 30 of each year, respectively.

     1.03 Classes and Types of Loans. Loans hereunder are distinguished by "Class" and "Type". The "Class" of a Loan refers to whether such Loan is a Money Market Loan or a Syndicated Loan, each of which constitutes a Class. The "Type" of a Loan refers to whether such Loan is a Base Rate Loan, a Eurodollar Loan, a Set Rate Loan or a LIBOR Market Loan, each of which constitutes a Type. Loans may be identified by both Class and Type.

     Section 2. Commitments, Loans, Notes and Prepayments.

     2.01 Syndicated Loans. Each Bank severally agrees, on the terms and conditions of this Agreement, to make loans to the Borrowers in Dollars during the period from and including the Amendment Effective Date to but not including the Commitment Termination Date in an aggregate principal amount as to all Borrowers at any one time outstanding up to but not exceeding the amount of the Commitment of such Bank as in effect from time to time, provided that the aggregate principal amount of all Syndicated Loans, together with the aggregate principal amount of all Money Market Loans, at one time outstanding shall not exceed the aggregate amount of the Commitments at such time. Subject to the terms and conditions of this Agreement, during such period the Borrowers may borrow, repay and reborrow the amount of the Commitments by means of Base Rate Loans and Eurodollar Loans and may Convert Loans of one Type into Loans of another Type (as provided in Section 2.08 hereof) or Continue Loans of one Type as Loans of the same Type (as provided in Section 2.08 hereof); provided that no more than five separate Interest Periods in respect of Eurodollar Loans from each Bank may be outstanding at any one time.

     2.02 Borrowings of Syndicated Loans. The Company (on its own behalf and on behalf of any other Borrower) shall give the Administrative Agent notice of each borrowing of Syndicated Loans hereunder as provided in Section 4.05 hereof. Not later than 2:00 p.m. New York time on the date specified for each borrowing of Syndicated Loans hereunder, each Bank shall make available the amount of the Syndicated Loan or Loans to be made by it on such date to the Administrative Agent, at an account in New York designated by the Administrative Agent, in immediately available funds, for account of the relevant Borrower. The amount so received by the Administrative Agent shall, subject to the terms and conditions of this Agreement, be made available to the relevant Borrower by depositing the same, in immediately available funds, in an account of such Borrower designated by the Company.

     2.03 Changes of Commitments.

     (a) The aggregate amount of the Commitments shall be automatically reduced to zero on the Commitment Termination Date.

     (b) The Company shall have the right at any time or from time to time to terminate or reduce the aggregate unused amount of the Commitments (for which purpose the amount of Money Market Loans outstanding shall constitute a utilization of the Commitments); provided that (x) the Company shall give notice of each such termination or reduction as provided in Section 4.05 hereof and (y) each partial reduction shall be in an aggregate amount at least equal to $5,000,000 (or in multiples of $1,000,000 in excess thereof).

     (c) The Commitments once terminated or reduced may not be reinstated.

     2.04 Facility Fee. The Company shall pay to the Administrative Agent for account of each Bank a facility fee on the daily average amount of such Bank's Commitment (whether used or unused), for the period from and including the Amendment Effective Date to but not including the earlier of the date such Commitment is terminated and the Commitment Termination Date, at a rate per annum equal to the Applicable Facility Fee Rate, computed in accordance with
Section 4.03. Accrued facility fee shall be payable in arrears on each Quarterly Date and on the earlier of the date the Commitments are terminated and the Commitment Termination Date.

     2.05 Lending Offices. The Loans of each Type made by each Bank shall be made and maintained at such Bank's Applicable Lending Office for Loans of such Type.

     2.06 Several Obligations; Remedies Independent. The failure of any Bank to make any Loan to be made by it on the date specified therefor shall not relieve any other Bank of its obligation to make its Loan on such date, but neither any Bank nor the Administrative Agent shall be responsible for the failure of any other Bank to make a Loan to be made by such other Bank, and no Bank shall have any obligation to the Administrative Agent or any other Bank for the failure by such Bank to make any Loan required to be made by such Bank. The amounts payable by the Borrowers at any time hereunder and under the Notes to each Bank shall be a separate and independent debt and each Bank shall be entitled to protect and enforce its rights arising out of this Agreement and the Notes, and it shall not be necessary for any other Bank or the Administrative Agent to consent to, or be joined as an additional party in, any proceedings for such purposes.

     2.07 Notes.

     (a) The Syndicated Loans made by each Bank to any Borrower shall be evidenced by a single promissory note of such Borrower substantially in the form of Exhibit A-1 hereto, dated the date of the delivery of such Syndicated Note to the Administrative Agent under this Agreement, payable to such Bank in a principal amount equal to the amount of its Commitment as originally in effect and otherwise duly completed.

     (b) The Money Market Loans made by any Bank to any Borrower shall be evidenced by a single promissory note of such Borrower substantially in the form of Exhibit A-2 hereto, dated the date of the delivery of such Money Market Note, payable to such Bank and otherwise duly completed.

     (c) The date, amount, Type, interest rate and duration of Interest Period (if applicable) of each Loan of each Class made by each Bank to any Borrower, and each payment made on account of the principal thereof, shall be recorded by such Bank on its books and, prior to any transfer of the relevant Note of such Borrower held by it, endorsed by such Bank on the schedule attached to such Note or any continuation thereof; provided that the failure of such Bank to make any such recordation or endorsement shall not affect the obligations of such Borrower to make a payment when due of any amount owing hereunder or under such
Note in respect of such Loans.

     (d) No Bank shall be entitled to have its Notes subdivided, by exchange for promissory notes of lesser denominations or otherwise, except in connection with a permitted assignment of all or any portion of such Bank's Commitment, Loans and Notes pursuant to Sections 11.06(b) and (d) hereof.

     2.08 Optional Prepayments and Conversions or Continuations of Loans. Subject to Section 4.04 hereof, any Borrower shall have the right to prepay its Syndicated Loans, or to Convert Syndicated Loans of one Type into Syndicated Loans of another Type or Continue Loans of one Type as Loans of the same Type, at any time or from time to time, provided that: (a) the Company (on its own behalf or on behalf of any other Borrower) shall give the Administrative Agent notice of each such prepayment, Conversion or Continuation as provided in
Section 4.05 hereof (and, upon the date specified in any such notice of prepayment, the amount to be prepaid shall become due and payable hereunder) and
(b) Eurodollar Loans may be prepaid or Converted only on the last day of an Interest Period for such Loans. Money Market Loans may not be prepaid. Notwithstanding the foregoing, and without limiting the rights and remedies of the Banks under Section 9 hereof, in the event that any Event of Default shall have occurred and be continuing, the Administrative Agent may (and at the request of the Majority Banks shall) suspend the right of any Borrower to Convert any Loan into a Eurodollar Loan, or to Continue any Loan as a Eurodollar Loan, in which event all Loans shall be Converted (on the last day(s) of the respective Interest Periods therefor) or Continued, as the case may be, as Base Rate Loans.

     2.09 Borrowings by Approved Borrowers. The Company may, at any time or from time to time, designate one or more Insurance Subsidiaries as Borrowers hereunder by furnishing to the Administrative Agent a letter (a "Designation Letter") in duplicate, substantially in the form of Exhibit B-1 hereto, duly completed and executed by the Company and such Insurance Subsidiary. Upon approval by all of the Banks (which approval shall not be unreasonably withheld) of such Insurance Subsidiary as an Approved Borrower, which approval shall be evidenced by the Administrative Agent signing and returning to the Company a copy of such Designation Letter, such Insurance Subsidiary shall be an Approved Borrower. So long as all principal and interest on all Loans of any Approved Borrower and all other amounts payable by such Approved Borrower hereunder have been paid in full, the Company may terminate its status as an Approved Borrower hereunder by furnishing to the Administrative Agent a letter (a "Termination Letter"), substantially in the form of Exhibit B-2 hereto, duly completed and executed by the Company and such Approved Borrower. Any Termination Letter furnished in accordance with this Section 2.09 shall be effective upon receipt by the Administrative Agent. Notwithstanding the foregoing, the delivery of a Termination Letter with respect to any Approved Borrower shall not affect any obligation of such Approved Borrower theretofore incurred.

     2.10 [Intentionally Omitted]

     2.11 Money Market Loans.

     (a) In addition to borrowings of Syndicated Loans, during the period from and including the Amendment Effective Date to but not including the Commitment Termination Date the Company (on its own behalf and on behalf of any other Borrower) may, as set forth in this Section 2.11, request the Banks to make offers to make Money Market Loans to the Company (or any other Borrower) in Dollars. The Banks may, but shall have no obligation to, make such offers and the Company (or any other Borrower) may, but shall have no obligation to, accept any such offers in the manner set forth in this Section 2.11. Money Market Loans may be LIBOR Market Loans or Set Rate Loans (each a "Type" of Money Market
Loan), provided that:

     (i) there may be no more than fifteen different Interest Periods for both Syndicated Loans and Money Market Loans outstanding at the same time (for which purpose Interest Periods described in different lettered clauses of the definition of the term "Interest Period" shall be deemed to be different Interest Periods even if they are coterminous); and

     (ii) the aggregate principal amount of all Money Market Loans, together with the aggregate principal amount of all Syndicated Loans, at any one time outstanding shall not exceed the aggregate amount of the Commitments at such time.

     (b) When any Borrower wishes to request offers to make Money Market Loans, the Company (on its own behalf and on behalf of any other Borrower) shall give the Administrative Agent (which shall promptly notify the Banks) notice (a "Money Market Quote Request") so as to be received no later than 11:00 a.m. New York time on (x) the fourth Business Day prior to the date of borrowing proposed therein, in the case of a LIBOR Auction or (y) the Business Day next preceding the date of borrowing proposed therein, in the case of a Set Rate Auction (or, in any such case, such other time and date as the Company and the Administrative Agent, with the consent of the Majority Banks, may agree). The Company (on its own behalf and on behalf of any other Borrower) may request offers to make Money Market Loans for up to three different Interest Periods in a single notice (for which purpose Interest Periods in different lettered clauses of the definition of the term "Interest Period" shall be deemed to be different Interest Periods even if they are coterminous); provided that the request for each separate Interest Period shall be deemed to be a separate Money Market Quote Request for a separate borrowing (a "Money Market Borrowing"). Each such notice shall be substantially in the form of Exhibit F hereto and shall specify as to each Money Market Borrowing:

          (i) the name of the Borrower and the proposed date of such borrowing, which shall be a Business Day;

          (ii) the aggregate amount of such Money Market Borrowing, which shall be at least $5,000,000 (or a larger multiple of $1,000,000) but shall not cause the limits specified in Section 2.11(a) hereof to be violated;

          (iii) the duration of the Interest Period applicable thereto;

          (iv) whether the Money Market Quotes requested for a particular Interest Period are seeking quotes for LIBOR Market Loans or Set Rate Loans; and

          (v) if the Money Market Quotes requested are seeking quotes for Set Rate Loans, the date on which the Money Market Quotes are to be submitted if it is before the proposed date of borrowing (the date on which such Money Market Quotes are to be submitted is called the "Quotation Date").

Except as otherwise provided in this Section 2.11(b), no Money Market Quote Request shall be given within five Business Days (or such other number of days as the Company and the Administrative Agent, with the consent of the Majority Banks, may agree) of any other Money Market Quote Request.

          (c) (i) Each Bank may submit one or more Money Market Quotes, each constituting an offer to make a Money Market Loan in response to any Money Market Quote Request; provided that, if the Company's request under Section 2.11(b) hereof specified more than one Interest Period, such Bank may make a single submission containing one or more Money Market Quotes for each such Interest Period. Each Money Market Quote must be submitted to the Administrative Agent not later than (x) 2:00 p.m. New York time on the fourth Business Day prior to the proposed date of borrowing, in the case of a LIBOR Auction or (y) 10:00 a.m. New York time on the Quotation Date, in the case of a Set Rate Auction (or, in any such case, such other time and date as the Company and the Administrative Agent, with the consent of the Majority Banks, may agree); provided that any Money Market Quote may be submitted by Chase (or its Applicable Lending Office) only if Chase (or such Applicable

         Lending Office) notifies the Company of the terms of the offer contained therein not later than (x) 1:00 p.m. New York time on the fourth Business Day prior to the proposed date of borrowing, in the case of a LIBOR Auction or (y) 9:45 a.m. New York time on the Quotation Date, in the case of a Set Rate Auction. Subject to Sections 5.02(b), 5.03, 6.02 and 9 hereof, any Money Market Quote so made shall be irrevocable except with the consent of the Administrative Agent given on the instructions of the Company.

             (ii) Each Money Market Quote shall be substantially in the form of Exhibit G hereto and shall specify:

                           (A) the name of the Borrower and the proposed date of borrowing and the Interest Period therefor;

                           (B) the principal amount of the Money Market Loan for
                  which each such offer is being made, which principal amount shall be at least $1,000,000 (or a larger multiple of $1,000,000); provided that the aggregate principal amount of all Money Market Loans for which a Bank submits Money Market Quotes (x) may be greater or less than the Commitment of such Bank but (y) may not exceed the principal amount of the Money Market Borrowing for a particular Interest Period for which offers were requested;

                           (C) in the case of a LIBOR Auction,  the margin above
                  or below the applicable LIBO Rate (the "LIBO Margin") offered for each such Money Market Loan, expressed as a percentage (rounded upwards, if necessary, to the nearest 1/10,000th of 1%) to be added to or subtracted from the applicable LIBO Rate;

                           (D) in the  case of a Set Rate  Auction,  the rate of
                  interest per annum (rounded upwards, if necessary, to the nearest 1/10,000th of 1%) offered for each such Money Market Loan (the "Set Rate"); and

                           (E) the identity of the quoting Bank.

         Unless otherwise agreed by the Administrative Agent and the Company, no Money Market Quote shall contain qualifying, conditional or similar language or propose terms other than or in addition to those set forth in the applicable Money Market Quote Request and, in particular, no Money Market Quote may be conditioned upon acceptance by the Company of all (or some specified minimum) of the principal amount of the Money Market Loan for which such Money Market Quote is being made, provided that the submission by any Bank containing more than one Money Market Quote may be conditioned on the Company not accepting offers contained in such submission that would result in such Bank making Money Market Loans pursuant thereto in excess of a specified aggregate amount (the "Money Market Loan Limit").

                  (d) The Administrative Agent shall (x) in the case of a Set Rate Auction, as promptly as practicable after the Money Market Quote is submitted (but in any event not later than 10:15 a.m. New York time on the Quotation Date) or (y) in the case of a LIBOR Auction, by 4:00 p.m. New York time on the day a Money Market Quote is submitted, notify the Company (which will promptly notify the relevant Borrower if it is not the Company) of the terms (i) of any Money Market Quote submitted by a Bank that is in accordance with Section 2.11(c) hereof and (ii) of any Money Market Quote that amends, modifies or is otherwise inconsistent with a previous Money Market Quote submitted by such Bank with respect to the same Money Market Quote Request. Any such subsequent Money Market Quote shall be disregarded by the Administrative Agent unless such subsequent Money Market Quote is submitted solely to correct a manifest error in such former Money Market Quote. The Administrative Agent's notice to the Company shall specify (A) the aggregate principal amount of the Money Market Borrowing for which offers have been received and (B) the respective principal amounts and LIBO Margins or Set Rates, as the case may be, so offered by each Bank (identifying the Bank that made each Money Market Quote).

                  (e) Not later than 11:00 a.m. New York time on (x) the third Business Day prior to the proposed date of borrowing, in the case of a LIBOR Auction or (y) the Quotation Date, in the case of a Set Rate Auction (or, in any such case, such other time and date as the Company and the Administrative Agent, with the consent of the Majority Banks, may agree), the Company shall notify the Administrative Agent of its or the relevant Borrower's (if the Borrower is not the Company) acceptance or nonacceptance of the offers so notified to it pursuant to Section 2.11(d) hereof (which notice shall specify the aggregate principal amount of offers from each Bank for each Interest Period that are accepted, it being understood that the failure of the Company to give such notice by such time shall constitute nonacceptance) and the Administrative Agent shall promptly notify each affected Bank. The notice from the Administrative Agent shall also specify the aggregate principal amount of offers for each Interest Period that were accepted and the lowest and highest LIBO Margins and Set Rates that were accepted for each Interest Period. The Company (on its own behalf and on behalf of any other Borrower) may accept any Money Market Quote in whole or in part (provided that any Money Market Quote accepted in part shall be at least $1,000,000 or a larger multiple of $1,000,000); provided that:

          (i) the aggregate principal amount of each Money Market Borrowing may not exceed the applicable amount set forth in the related Money Market Quote Request;

          (ii) the aggregate principal amount of each Money Market Borrowing shall be at least $5,000,000 (or a larger multiple of $1,000,000) but shall not cause the limits specified in Section 2.11(a) hereof to be violated;

          (iii) acceptance of offers may, subject to clause (v) below, be made only in ascending order of LIBO Margins or Set Rates, as the case may be, in each case beginning with the lowest rate so offered;

          (iv) the Company (on its own behalf and on behalf of any other Borrower) may not accept any offer where the Administrative Agent has advised the Company that such offer fails to comply with Section 2.11(c)(ii) hereof or otherwise fails to comply with the requirements of this Agreement (including, without limitation, Section 2.11(a) hereof);

          (v) the aggregate principal amount of each Money Market Borrowing from any Bank may not exceed any applicable Money Market Loan Limit of such Bank.

         If offers are made by two or more Banks with the same LIBO Margins or Set Rates, as the case may be, for a greater aggregate principal amount than the amount in respect of which offers are accepted for the related Interest Period, the principal amount of Money Market Loans in respect of which such offers are accepted shall be allocated by the Company among such Banks as nearly as possible (in amounts of at least $1,000,000 or larger multiples of $1,000,000) in proportion to the aggregate principal amount of such offers. Determinations by the Company of the amounts of Money Market Loans shall be conclusive in the absence of manifest error.

          (f) Any Bank whose offer to make any Money Market Loan has been accepted in accordance with the terms and conditions of this Section 2.11 shall, not later than 2:00 p.m. New York time on the date specified for the making of such Loan, make the amount of such Loan available to the
     Administrative Agent at an account in New York designated by the Administrative Agent in immediately available funds, for account of the relevant Borrower. The amount so received by the Administrative Agent shall, subject to the terms and conditions of this Agreement, be made available to the relevant Borrower on such date by depositing the same, in immediately available funds, in an account of such Borrower designated by the Company.

          (g)  Except for the  purpose  and to the  extent  expressly  stated in
     Section 2.11(b), the amount of any Money Market Loan made by any Bank shall not constitute a utilization of such Bank's Commitment.

          (h) The Company shall pay to the Administrative  Agent a fee of $1,500
     each  time  the  Company   gives  a  Money  Market  Quote  Request  to  the
     Administrative Agent.


     Section 3. Payments of Principal and Interest.

     3.01 Repayment of Loans.

          (a) Each Borrower hereby promises to pay to the Administrative Agent for account of each Bank the entire outstanding principal amount of such Bank's Syndicated Loans to such Borrower, and each Syndicated Loan shall mature, on the Commitment Termination Date.

          (b) The Company hereby promises to pay to the Administrative Agent for account of each Bank that makes any Money Market Loan the principal amount of such Money Market Loan, and such Money Market Loan shall mature, on the last day of the Interest Period for such Money Market Loan.

     3.02 Interest. Each Borrower hereby promises to pay to the Administrative Agent for account of each Bank interest on the unpaid principal amount of each Loan made by such Bank to such Borrower for the period from and including the date of such Loan to but excluding the date such Loan shall be paid in full, at the following rates per annum:

          (a) during such periods as such Loan is a Base Rate Loan, the Base Rate (as in effect from time to time) plus the Applicable Margin;

          (b) during such periods as such Loan is a Eurodollar Loan, for each Interest Period relating thereto, the Eurodollar Rate for such Loan for such Interest Period plus the Applicable Margin;

          (c) if such Loan is a LIBOR Market Loan, the LIBO Rate for such Loan for the Interest Period therefor plus (or minus) the LIBO Margin quoted by the Bank making such Loan in accordance with Section 2.11 hereof; and

          (d) if such Loan is a Set Rate Loan, the Set Rate for such Loan for the Interest Period therefor quoted by the Bank making such Loan in accordance with Section 2.11 hereof.

Notwithstanding the foregoing, each Borrower hereby promises to pay to the Administrative Agent for account of each Bank interest at the applicable
Post-Default Rate on any principal of any Loan made by such Bank to such Borrower, and on any other amount payable by such Borrower hereunder or under the Notes of such Borrower held by such Bank to or for account of such Bank, that shall not be paid in full when due (whether at stated maturity, by acceleration or otherwise), for the period from and including the due date thereof to but excluding the date the same is paid in full. Accrued interest on each Loan shall be payable (i) in the case of a Base Rate Loan, quarterly on the Quarterly Dates, (ii) in the case of a Eurodollar Loan or a Money Market Loan, on the last day of each Interest Period therefor and, if such Interest Period is longer than three months (in the case of a Eurodollar Loan or a LIBOR Market
Loan), at three-month intervals following the first day of such Interest Period, and (iii) in the case of any Loan, upon the payment or prepayment thereof or the Conversion of such Loan to a Loan of another Type (but only on the principal amount so paid, prepaid or Converted), except that interest payable at the Post-Default Rate shall be payable from time to time on demand. Promptly after the determination of any interest rate provided for herein or any change therein, the Administrative Agent shall give notice thereof to the Banks to which such interest is payable and to the relevant Borrower (through notification to the Company).


     Section 4. Payments; Pro Rata Treatment; Computations; Etc.

     4.01 Payments.

          (a) Except to the extent otherwise provided herein, all payments of principal, interest and other amounts to be made by the Obligors under this Agreement and the Notes, shall be made in Dollars, in immediately available funds, without deduction, set-off or counterclaim, to an account in New York designated by the Administrative Agent, not later than 2:00 p.m. New York time on the date on which such payment shall become due (each such payment made after such time on such due date to be deemed to have been made on the next succeeding Business Day).

          (b) Any Bank for whose account any such payment is to be made by any Obligor may (but shall not be obligated to) debit the amount of any such payment that is not made by such time to any ordinary deposit account of such Obligor with such Bank (with notice to such Obligor through notification to the Company and the Administrative Agent).

          (c) Each Borrower shall, at the time of making each payment under this Agreement or any Note for account of any Bank, specify to the Administrative Agent (which shall so notify the intended recipient(s) thereof) the Loans or other amounts payable by such Borrower hereunder to which such payment is to be applied (and in the event that such Borrower fails to so specify, or if an Event of Default has occurred and is continuing, the Administrative Agent may distribute such payment to the Banks for application in such manner as it or the Majority Banks, subject to Section 4.02 hereof, may determine to be appropriate).

          (d) Each payment received by the Administrative Agent under this Agreement or any Note for account of any Bank shall be paid by the Administrative Agent promptly to such Bank, in immediately available funds, for account of such Bank's Applicable Lending Office for the Loan or other obligation in respect of which such payment is made.

          (e) If the due date of any payment under this Agreement or any Note would otherwise fall on a day that is not a Business Day, such date shall be extended to the next succeeding Business Day, and interest shall be payable for any principal so extended for the period of such extension.

     4.02 Pro Rata Treatment.  Except to the extent  otherwise  provided herein:
(a) each borrowing of Syndicated Loans of a particular Type from the Banks under
Section 2.01(a) hereof shall be made from the Banks, each payment of facility fee under Section 2.04 hereof shall be made for account of the Banks, and each termination or reduction of the amount of the Commitments under Section 2.03 hereof shall be applied to the respective Commitments of the Banks, pro rata according to the amounts of their respective Commitments; (b) the making, Conversion and Continuation of Loans of a particular Type (other than Conversions provided for by Section 5.04 hereof) shall be made pro rata among the Banks according to the amounts of their respective Commitments (in the case of making of Loans) or their respective Loans (in the case of Conversions and Continuations of Loans) and the then current Interest Period for each Eurodollar Loan shall be coterminous; (c) each payment or prepayment of principal of Syndicated Loans by any Borrower shall be made for account of the Banks pro rata in accordance with the respective unpaid principal amounts of the Syndicated Loans held by them; and (d) each payment of interest on Syndicated Loans by any Borrower shall be made for account of the Banks pro rata in accordance with the amounts of interest on such Loans then due and payable to the respective Banks.

     4.03 Computations. Interest on Money Market Loans and Eurodollar Loans and facility fee shall be computed on the basis of a year of 360 days and actual days elapsed (including the first day but excluding the last day) occurring in the period for which payable, and interest on Base Rate Loans shall be computed on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed (including the first day but excluding the last day) occurring in the period for which payable. Notwithstanding the foregoing, for each day that the Base Rate is calculated by reference to the Federal Funds Rate, interest on Base Rate Loans shall be computed on the basis of a year of 360 days and actual days elapsed.

     4.04 Minimum Amounts. Except for Conversions or prepayments made pursuant to Section 5.04 hereof, each borrowing, Conversion and partial prepayment of principal of Loans (other than Money Market Loans) shall be in an aggregate amount at least equal to an integral multiple of $1,000,000 (borrowings, Conversions or prepayments of or into Loans of different Types or, in the case of Eurodollar Loans, having different Interest Periods at the same time hereunder to be deemed separate borrowings, Conversions and prepayments for purposes of the foregoing, one for each Type or Interest Period). Anything in this Agreement to the contrary notwithstanding, the aggregate principal amount of Eurodollar Loans having the same Interest Period shall be in an amount at least equal to an integral multiple of $1,000,000 and, if any Eurodollar Loans would otherwise be in a lesser principal amount for any period, such Loans shall be Base Rate Loans during such period.

     4.05 Certain Notices. Except as otherwise provided in Section 2.11 hereof with respect to Money Market Loans, notices by the Company (on its own behalf or on behalf of any other Borrower) to the Administrative Agent of terminations or reductions of the Commitments and of borrowings, Conversions, Continuations and optional prepayments of Loans, of Types of Loans and of the duration of Interest Periods shall be irrevocable and shall be effective only if received by the Administrative Agent not later than 10:00 a.m. New York time (or 11:00 a.m. New York time for notices with respect to Base Rate Loans) on the number of Business Days prior to the date of the relevant termination, reduction, borrowing, Conversion, Continuation or prepayment or the first day of such Interest Period specified below:

                                                            Number of
                                                             Business
                  Notice                                    Days Prior
                  ------                                    ----------

         Termination or reduction
         of Commitments                                          3

         Borrowing or prepayment of,
         or Conversions into,
         Base Rate Loans                                      same day

         Borrowing or prepayment of,
         Conversions into, Continuations
         as, or duration of Interest
         Period for, Eurodollar Loans                             3

Each such notice of termination or reduction shall specify the amount of the Commitments to be terminated or reduced. Each such notice of borrowing, Conversion, Continuation or optional prepayment shall specify the Loans to be borrowed, Converted, Continued or prepaid and the amount (subject to Section
4.04 hereof) and Type of each Loan to be borrowed, Converted, Continued or prepaid and the date of borrowing, Conversion, Continuation or optional prepayment (which shall be a Business Day). Each such notice of the duration of an Interest Period shall specify the Loans to which such Interest Period is to relate. The Administrative Agent shall promptly notify the Banks of the contents of each such notice. In the event that the Company fails to select the Type of Loan, or the duration of any Interest Period for any Eurodollar Loan, within the time period and otherwise as provided in this Section 4.05, such Loan (if outstanding as a Eurodollar Loan) will be automatically Converted into a Base Rate Loan on the last day of the then current Interest Period for such Loan or (if outstanding as a Base Rate Loan) will remain as, or (if not then outstanding) will be made as, a Base Rate Loan.

     4.06 Non-Receipt of Funds by the Administrative AgentNon-Receipt of Funds by the Administrative Agent. Unless the Administrative Agent shall have been notified by a Bank or any Borrower (the "Payor") prior to the date on which the Payor is to make payment to the Administrative Agent of (in the case of a Bank) the proceeds of a Loan to be made by such Bank hereunder or (in the case of a Borrower) a payment to the Administrative Agent for account of one or more of the Banks hereunder (such payment being herein called the "Required Payment"), which notice shall be effective upon receipt, that the Payor does not intend to make the Required Payment to the Administrative Agent, the Administrative Agent may assume that the Required Payment has been made and may, in reliance upon such assumption (but shall not be required to), make the amount thereof available to the intended recipient(s) on such date; and, if the Payor has not in fact made the Required Payment to the Administrative Agent, the recipient(s) of such payment shall, on demand, repay to the Administrative Agent the amount so made available together with interest thereon in respect of each day during the period commencing on the date (the "Advance Date") such amount was so made available by the Administrative Agent until the date the Administrative Agent recovers such amount at a rate per annum equal to the Federal Funds Rate for such day and, if such recipient(s) shall fail promptly to make such payment, the Administrative Agent shall be entitled to recover such amount, on demand, from the Payor, together with interest as aforesaid, provided that if neither the recipient(s) nor the Payor shall return the Required Payment to the Administrative Agent within three Business Days of the Advance Date, then, retroactively to the Advance Date, the Payor and the recipient(s) shall each be obligated to pay interest on the Required Payment as follows:

          (i) if the Required Payment shall represent a payment to be made by a Borrower to the Banks, such Borrower and the recipient(s) shall each be obligated retroactively to the Advance Date to pay interest in respect of the Required Payment at the Post-Default Rate (and, in case the recipient(s) shall return the Required Payment to the Administrative Agent, without limiting the obligation of such Borrower under Section 3.02 hereof to pay interest to such recipient(s) at the Post-Default Rate in respect of the Required Payment) and

          (ii) if the Required Payment shall represent proceeds of a Loan to be made by the Banks to any Borrower, the Payor and such Borrower shall each be obligated retroactively to the Advance Date to pay interest in respect of the Required Payment at the rate of interest provided for such Required Payment pursuant to Section 3.02 hereof (and, in case such Borrower shall return the Required Payment to the Administrative Agent, without limiting any claim such Borrower may have against the Payor in respect of the Required Payment).

     4.07 Sharing of Payments, Etc.

          (a) Each Obligor agrees that, in addition to (and without limitation of) any right of set-off, banker's lien or counterclaim a Bank may otherwise have, each Bank shall be entitled, at its option, to offset balances held by it for account of such Obligor at any of its offices, in Dollars or in any other currency, against any principal of or interest on any of such Bank's Loans to such Obligor or any other amount payable by such Obligor to such Bank hereunder, that is not paid when due (regardless of whether such balances are then due to such Obligor), in which case it shall promptly notify such Obligor (through notification to the Company) and the Administrative Agent thereof, provided that such Bank's failure to give such notice shall not affect the validity thereof.

          (b) If any Bank shall obtain from any Obligor payment of any principal of or interest on any Syndicated Loan owing to it from such Obligor or payment of any fees under this Agreement through the exercise of any right of set-off, banker's lien or counterclaim or similar right or otherwise (other than from the Administrative Agent as provided herein), and, as a result of such payment, such Bank shall have received a greater percentage of the principal of or interest on the Syndicated Loans or any fees than the percentage received by any other Bank, it shall promptly purchase from such other Banks participations in (or, if and to the extent specified by such Bank, direct interests in) the Syndicated Loans and fees owing to such other Banks (or in interest due thereon, as the case may be) in such amounts, and make such other adjustments from time to time as shall be equitable, to the end that all the Banks shall share the benefit of such excess payment (net of any expenses that may be incurred by such Bank in obtaining or preserving such excess payment) pro rata in accordance with the unpaid principal of and/or interest on the Syndicated Loans owing to each of the Banks. To such end all the Banks shall make appropriate adjustments among themselves (by the resale of participations sold or otherwise) if such payment is rescinded or must otherwise be restored.

          (c) Each Obligor agrees that any Bank so purchasing such a participation (or direct interest) may exercise all rights of set-off, banker's lien, counterclaim or similar rights with respect to such participation as fully as if such Bank were a direct holder of Loans or other amounts (as the case may be) owing to such Bank in the amount of such participation.

          (d) Nothing contained herein shall require any Bank to exercise any such right or shall affect the right of any Bank to exercise, and retain the benefits of exercising, any such right with respect to any other indebtedness or obligation of any Obligor. If, under any applicable bankruptcy, insolvency or other similar law, any Bank receives a secured claim in lieu of a set-off to which this Section 4.07 applies, such Bank shall, to the extent practicable, exercise its rights in respect of such secured claim in a manner consistent with the rights of the Banks entitled under this Section 4.07 to share in the benefits of any recovery on such secured claim.


     Section 5. Yield Protection, Etc.

     5.01 Additional Costs.

          (a) Each Borrower shall pay directly to each Bank from time to time such amounts as such Bank may determine to be necessary to compensate such Bank for any costs that such Bank determines are attributable to its making or maintaining of any Fixed Rate Loans to such Borrower or its obligation to make any Fixed Rate Loans hereunder, or any reduction in any amount receivable by such Bank hereunder in respect of any of such Loans or such obligation (such increases in costs and reductions in amounts receivable being herein called "Additional Costs"), resulting from any Regulatory Change that:

          (i) shall subject any Bank (or its Applicable Lending Office for any of such Loans) to any tax, duty or other charge in respect of such Loans or its Notes or changes the basis of taxation of any amounts payable to such Bank by such Borrower under this Agreement or its Notes in respect of any of such Loans (excluding changes in the rate of tax on the overall net income of such Bank or of such Applicable Lending Office by the jurisdiction in which such Bank has its principal office or such Applicable Lending Office); or

          (ii) imposes or modifies any reserve, special deposit or similar requirements (other than the Reserve Requirement utilized in the determination of the Eurodollar Rate or LIBO Rate, as the case may be, for such Loan) relating to any extensions of credit or other assets of, or any deposits with or other liabilities of, such Bank (including, without limitation, any of such Loans or any deposits referred to in the definition of "Eurodollar Base Rate" in Section
          1.01 hereof), or any commitment of such Bank (including, without limitation, the Commitment of such Bank hereunder); or

          (iii) imposes any other condition affecting this Agreement or its Notes (or any of such extensions of credit or liabilities) or its Commitment.

If any Bank requests compensation from any Borrower under this Section 5.01(a), the Company may, by notice to such Bank (with a copy to the Administrative Agent), suspend the obligation of such Bank thereafter to make or Continue Eurodollar Loans, or to Convert Base Rate Loans into Eurodollar Loans, until the Regulatory Change giving rise to such request ceases to be in effect (in which case the provisions of Section 5.04 hereof shall be applicable), provided that such suspension shall not affect the right of such Bank to receive the compensation so requested.

          (b) Without limiting the effect of the provisions of paragraph (a) of this Section 5.01, in the event that, by reason of any Regulatory Change, any Bank either (i) incurs Additional Costs based on or measured by the excess above a specified level of the amount of a category of deposits or other liabilities of such Bank that includes deposits by reference to which the interest rate on Eurodollar Loans is determined as provided in this Agreement or a category of extensions of credit or other assets of such Bank that includes Eurodollar Loans or (ii) becomes subject to restrictions on the amount of such a category of liabilities or assets that it may hold, then, if such Bank so elects by notice to the Borrowers (through the Company with a copy to the Administrative Agent), the obligation of such Bank to make or Continue, or to Convert Base Rate Loans into, Eurodollar Loans hereunder shall be suspended until such Regulatory Change ceases to be in effect (in which case the provisions of Section 5.04 hereof shall be applicable).

                  (c) Without limiting the effect of the foregoing provisions of this Section 5.01 (but without duplication), the Company shall pay directly to each Bank from time to time on request such amounts as such Bank may determine to be necessary to compensate such Bank (or, without duplication, the bank holding company of which such Bank is a subsidiary) for any costs that it determines are attributable to the maintenance by such Bank (or any Applicable Lending Office or such bank holding company), pursuant to any law or regulation or any interpretation, directive or request (whether or not having the force of law and whether or not failure to comply therewith would be unlawful) of any court or governmental or monetary authority (i) following any Regulatory Change or (ii) implementing any risk-based capital guideline or other requirement (whether or not having the force of law and whether or not the failure to comply therewith would be unlawful) hereafter issued by any government or governmental or supervisory authority implementing at the national level the Basle Accord (including, without limitation, the Final Risk-Based Capital Guidelines of the Board of Governors of the Federal Reserve System (12 C.F.R. Part 208, Appendix A; 12 C.F.R. Part 225, Appendix A) and the Final Risk-Based Capital Guidelines of the Office of the Comptroller of the Currency (12 C.F.R. Part 3, Appendix
A)), of capital in respect of its Commitment or Loans (such compensation to include, without limitation, an amount equal to any reduction of the rate of return on assets or equity of such Bank (or any Applicable Lending Office or such bank holding company) to a level below that which such Bank (or any Applicable Lending Office or such bank holding company) could have achieved but for such law, regulation, interpretation, directive or request). For purposes of this Section 5.01(c), "Basle Accord" shall mean the proposals for risk-based capital framework described by the Basle Committee on Banking Regulations and Supervisory Practices in its paper entitled "International Convergence of Capital Measurement and Capital Standards" dated July 1988, as amended, modified and supplemented and in effect from time to time or any replacement thereof.

                  (d) Each Bank shall notify the Company of any event occurring after the date of this Agreement entitling such Bank to compensation under paragraph (a) or (c) of this Section 5.01 as promptly as practicable, but in any event within 45 days, after such Bank obtains actual knowledge thereof; provided that (i) if any Bank fails to give such notice within 45 days after it obtains actual knowledge of such an event, such Bank shall, with respect to compensation payable pursuant to this Section 5.01 in respect of any costs resulting from such event, only be entitled to payment under this Section 5.01 for costs incurred from and after the date 45 days prior to the date that such Bank does give such notice and (ii) each Bank will designate a different Applicable Lending Office for the Loans of such Bank affected by such event if such designation will avoid the need for, or reduce the amount of, such compensation and will not, in the sole opinion of such Bank, be disadvantageous to such Bank, except that such Bank shall have no obligation to designate an Applicable Lending Office located in the United States of America. Each Bank will furnish to the Company a certificate setting forth the basis and amount of each request by such Bank for compensation under paragraph (a) or (c) of this Section 5.01. Determinations and allocations by any Bank for purposes of this Section 5.01 of the effect of any Regulatory Change pursuant to paragraph (a) or (b) of this
Section 5.01, or of the effect of capital maintained pursuant to paragraph (c) of this Section 5.01, on its costs or rate of return of maintaining Loans or its obligation to make Loans, or on amounts receivable by it in respect of Loans, and of the amounts required to compensate such Bank under this Section 5.01, shall be conclusive, provided that such determinations and allocations are made on a reasonable basis.

     5.02 Limitation on Types of Loans. Anything herein to the contrary notwithstanding, if, on or prior to the determination of any Eurodollar Base Rate for any Interest Period:

                  (a) the Administrative Agent determines, which determination shall be conclusive, that quotations of interest rates for the relevant deposits referred to in the definition of "Eurodollar Base Rate" in
         Section 1.01 hereof are not being provided in the relevant amounts or for the relevant maturities for purposes of determining rates of interest for either Type of Fixed Rate Loans as provided herein; or

                  (b) the Majority Banks determine (or any Bank that has outstanding a Money Market Quote with respect to a LIBOR Market Loan determines), which determination shall be conclusive, and notify (or notifies, as the case may be) the Administrative Agent that the relevant rates of interest referred to in the definition of "Eurodollar Base Rate" in Section 1.01 hereof upon the basis of which the rate of interest for Eurodollar Loans (or LIBOR Market Loans, as the case may be) for such Interest Period is to be determined are not likely adequately to cover the cost to such Banks (or to such quoting Bank) of making or maintaining Eurodollar Loans for such Interest Period;

then the Administrative Agent shall give the Company and each Bank prompt notice thereof and, so long as such condition remains in effect, the Banks shall be under no obligation to make additional Loans of such Type, to Continue Eurodollar Loans or to Convert Base Rate Loans into Eurodollar Loans, and the Company shall, on the last day(s) of the then current Interest Period(s) for the outstanding Eurodollar Loans, either prepay such Loans or Convert such Loans into Base Rate Loans in accordance with Section 2.08 hereof.

     5.03 Illegality. Notwithstanding any other provision of this Agreement, in the event that it becomes unlawful for any Bank or its Applicable Lending Office to honor its obligation to make or maintain Eurodollar Loans or LIBOR Market Loans hereunder, then such Bank shall promptly notify the Company thereof (with a copy to the Administrative Agent) and such Bank's obligation to make or Continue, or to Convert Loans of any other Type into, Eurodollar Loans shall be suspended until such time as such Bank may again make and maintain Eurodollar Loans (in which case the provisions of Section 5.04 hereof shall be applicable), and such Bank shall no longer be obligated to make any LIBOR Market Loan that it has offered to make.

     5.04 Treatment of Affected Loans. If the obligation of any Bank to make a particular Type of Fixed Rate Loan or to Continue, or to Convert Base Rate Loans into, Eurodollar Loans shall be suspended pursuant to Section 5.01 or 5.03 hereof, such Bank's Eurodollar Loans shall be automatically Converted into Base Rate Loans on the last day(s) of the then current Interest Period(s) for Eurodollar Loans (or, in the case of a Conversion required by Section 5.01(b) or 5.03 hereof, on such earlier date as such Bank may specify to the Company with a copy to the Administrative Agent) and, unless and until such Bank gives notice as provided below that the circumstances specified in Section 5.01 or 5.03 hereof that gave rise to such Conversion no longer exist:

                  (a) to the extent that such Bank's Eurodollar Loans have been so Converted, all payments and prepayments of principal that would otherwise be applied to such Bank's Eurodollar Loans shall be applied instead to its Base Rate Loans; and

                  (b) all Loans that would otherwise be made or Continued by such Bank as Eurodollar Loans shall be made or Continued instead as Base Rate Loans, and all Base Rate Loans of such Bank that would otherwise be Converted into Eurodollar Loans shall remain as Base Rate Loans.

If such Bank gives notice to the Company with a copy to the Administrative Agent that the circumstances specified in Section 5.01 or 5.03 hereof that gave rise to the Conversion of such Bank's Eurodollar Loans pursuant to this Section 5.04 no longer exist (which such Bank agrees to do promptly upon such circumstances ceasing to exist) at a time when Eurodollar Loans of the same Class made by other Banks are outstanding, such Bank's Base Rate Loans shall be automatically Converted, on the first day(s) of the next succeeding Interest Period(s) for such outstanding Eurodollar Loans, to the extent necessary so that, after giving effect thereto, all Syndicated Loans held by the Banks holding Eurodollar Loans and by such Bank are held pro rata (as to principal amounts, Types and Interest Periods) in accordance with their respective Commitments.

     5.05 Compensation. Each Borrower shall pay to the Administrative Agent for account of each Bank, upon the request of such Bank through the Administrative Agent, such amount or amounts as shall be sufficient (in the reasonable opinion of such Bank) to compensate it for any loss, cost or expense that such Bank determines is attributable to:

                  (a) any payment, mandatory or optional prepayment or Conversion of a Fixed Rate Loan or a Set Rate Loan made by such Bank to such Borrower for any reason (including, without limitation, the acceleration of the Loans pursuant to Section 9 hereof) on a date other than the last day of the Interest Period for such Loan; or

                  (b) any failure by such Borrower for any reason (including, without limitation, the failure of any of the conditions precedent specified in Section 6 hereof to be satisfied) to borrow a Fixed Rate Loan or a Set Rate Loan (with respect to which, in the case of a Money Market Loan, the Company has accepted a Money Market Quote) from such Bank on the date for such borrowing specified in the relevant notice of borrowing given pursuant to Section 2.02 or 2.11(b) hereof.

Without limiting the effect of the preceding sentence, such compensation shall include an amount equal to the excess, if any, of (i) the amount of interest that otherwise would have accrued on the principal amount so paid, prepaid or Converted or not borrowed for the period from the date of such payment, prepayment, Conversion or failure to borrow to the last day of the then current Interest Period for such Loan (or, in the case of a failure to borrow, the Interest Period for such Loan that would have commenced on the date specified for such borrowing) at the applicable rate of interest for such Loan provided for herein over (ii) the amount of interest that otherwise would have accrued on such principal amount at a rate per annum equal to the interest component of the amount such Bank would have bid in the London interbank market (if such Loan is a Eurodollar Loan or a LIBOR Market Loan) or the United States secondary certificate of deposit market (if such Loan is a Set Rate Loan) for Dollar deposits of leading banks in amounts comparable to such principal amount and with maturities comparable to such period (as reasonably determined by such Bank).


     Section 6. Conditions Precedent.

     6.01A Effective Date. The effectiveness of this amendment and restatement of the Existing Credit Agreement provided for hereby is subject to the conditions precedent that the Administrative Agent shall have received the following documents, each of which shall be satisfactory to the Administrative Agent (and to the extent specified below, to each Bank) in form and substance:

     (a) Corporate Documents. The following documents, each certified as indicated below:

          (i) a copy of the charter, as amended and in effect, of the Company certified as of a recent date by the Secretary of State of the State of Delaware, and a certificate from such Secretary of State dated as of a recent date as to the good standing of and charter documents filed by the Company;

          (ii) a certificate of the Company executed by the Secretary or an Assistant Secretary thereof, dated the Amendment Effective Date and certifying (A) that attached thereto is a true and complete copy of the by-laws of the Company as amended and in effect at all times from the date on which the resolutions referred to in clause (B) were adopted to and including the date of such certificate, (B) that attached thereto is a true and complete copy of resolutions duly adopted by the board of directors of the Company (or appropriate committee thereof, together with the resolution of the board of directors appointing and authorizing such committee) authorizing the execution, delivery and performance of this Agreement and the Notes and the extensions of credit hereunder, and that such resolutions have not been modified, rescinded or amended and are in full force and effect (C) that the charter of the Company has not been amended since the date of the certification thereto furnished pursuant to subparagraph (i) above, and (D) as to the incumbency and specimen signature of each officer of the Company executing this Agreement and the Notes and each other document to be delivered by the Company from time to time in connection therewith (and the Administrative Agent and each Bank may conclusively rely on such certificate until it receives notice in writing from the Company); and

          (iii) a certificate of the Company executed by another officer of the Company as to the incumbency and specimen signature of the Secretary or Assistant Secretary, as the case may be, of the Company.

     (b) Officer's Certificate. A certificate of a senior officer of the Company, dated the Amendment Effective Date, to the effect set forth in the first sentence of Section 6.02 hereof.

     (c) Opinion of Counsel to the Company. An opinion, dated the Amendment Effective Date, of John B. Yorke, Esq., Vice President and Corporate General Counsel of the Company, substantially in the form of Exhibit C-1 hereto and covering such other matters as the Administrative Agent or any Bank may reasonably request (and the Company hereby instructs such counsel to deliver such opinion to the Banks and the Administrative Agent).

     (d) Opinion of Special New York Counsel to the Banks. An opinion, dated the Amendment Effective Date, of Milbank, Tweed, Hadley & McCloy, special New York counsel to the Banks, substantially in the form of Exhibit D hereto.

     (e) Notes. The Notes, duly completed and executed by the Company in exchange for the promissory notes of the Company delivered pursuant to the Existing Credit Agreement.

     (f) Other Documents. Such other documents as the Administrative Agent or any Bank or special New York counsel to the Banks may reasonably request.

The effectiveness of this amendment and restatement of the Existing Credit Agreement is also subject to the payment by the Company of such fees as the Company shall have agreed to pay or deliver to any Bank or the Administrative Agent in connection herewith, including, without limitation, the reasonable fees and expenses of Milbank, Tweed, Hadley & McCloy, special New York counsel to the Banks in connection with the negotiation, preparation, execution and delivery of this Agreement and the Notes and the making of the Loans hereunder (to the extent that statements for such fees and expenses have been delivered to the Company).

     6.01B Initial Loan to any Approved BorrowerInitial Loan to any Approved Borrower. The obligation of any Bank to make its initial Syndicated Loan to any Approved Borrower hereunder is subject to the conditions precedent that the Administrative Agent shall have received the following documents, each of which shall be satisfactory to the Administrative Agent (and to the extent specified below, to each Bank) in form and substance:

          (a) Corporate Documents. The following documents, each certified as indicated below: (i) a copy of the charter, as amended and in effect, of such Approved Borrower certified as of a recent date by its Applicable Secretary of State and a certificate from such Applicable Secretary of State or its Applicable Insurance Regulatory Authority dated as of a recent date as to the good standing of and charter documents filed by such Approved Borrower;

          (ii) a certificate of such Approved Borrower executed by the Secretary or an Assistant Secretary thereof, dated the date of such initial Loan and certifying (A) that attached thereto is a true and complete copy of the by-laws of such Approved Borrower as amended and in effect at all times from the date on which the resolutions referred to in clause
          (B) were adopted to and including the date of such certificate, (B) that attached thereto is a true and complete copy of resolutions duly adopted by the board of directors of such Approved Borrower (or appropriate committee thereof, together with the resolution of the board of directors appointing and authorizing such committee) authorizing the execution, delivery and performance of the Designation Letter or the Notes and the extensions of credit hereunder, and that such resolutions have not been modified, rescinded or amended and are in full force and effect (C) that the charter of such Approved Borrower has not been amended since the date of the certification thereto furnished pursuant to subparagraph (i) above, and (D) as to the incumbency and specimen signature of each officer of such Approved Borrower executing the Designation Letter or the Notes and each other document to be delivered by such Approved Borrower from time to time in connection therewith (and the Administrative Agent and each Bank may conclusively rely on such certificate until it receives notice in writing from the Company); and

          (iii) a certificate of such Approved Borrower executed by another officer of the Company as to the incumbency and specimen signature of the Secretary or Assistant Secretary, as the case may be, of such Approved Borrower.

     (b) Officer's Certificate. A certificate of a senior officer of such Approved Borrower, dated the date of such initial Loan, to the effect set forth in the first sentence of Section 6.02 hereof.

     (c) Opinion of Counsel to such Approved Borrower. An opinion, dated the date of such initial Loan of counsel to such Approved Borrower, substantially in the form of Exhibit C-2 hereto and covering such other matters as the Administrative Agent or any Bank may reasonably request (and such Approved Borrower hereby instructs such counsel to deliver such opinion to the Banks and the Administrative Agent).


     (d)  Notes.  The  Notes,  duly  completed  and  executed  by such  Approved
Borrower.


     (e) Designation Letter. The Administrative Agent shall have received a Designation Letter, duly executed by such Approved Borrower and the Company and acknowledged by the Administrative Agent.


     (f) Other Documents. Such other documents as the Administrative Agent or any Bank or special New York counsel to the Banks may reasonably request.


     6.02 Initial and Subsequent Loans. The obligation of any Bank to make any Loan (including any Money Market Loan and such Bank's initial Syndicated Loan) to any Borrower upon the occasion of each borrowing hereunder (including the initial borrowing) is subject to the further conditions precedent that, both immediately prior to the making of such Loan and also after giving effect thereto and to the intended use thereof: (a) no Default shall have occurred and be continuing; (b) the representations and warranties made by the Company in Part A of Section 7 hereof shall be true and correct on and as of the date of the making of such Loan with the same force and effect as if made on and as of such date (or, if any such representation or warranty is expressly stated to have been made as of a specific date, as of such specific date); and (c) in the case of any borrowing by an Approved Borrower, the representations and warranties made by such Approved Borrower in Part B of Section 7 hereof shall be true and correct on and as of the date of the making of such Loan with the same force and effect as if made on and as of such date (or, if any such representation or warranty is expressly stated to have been made as of a specific date, as of such specific date). Each notice of borrowing hereunder shall constitute a certification by the Company and, if applicable, such

Approved Borrower to the effect set forth in the preceding sentence (both as of the date of such notice and, unless the Company otherwise notifies the Administrative Agent prior to the date of such borrowing, as of the date of such borrowing).


     Section 7. Representations and Warranties.

     Part A. Representations and Warranties of the Company. The Company represents and warrants to the Administrative Agent and the Banks that:

     7.01 Corporate Existence. Each of the Company and its Subsidiaries: (a) is a corporation, partnership or other entity duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization; (b) has all requisite corporate or other power, and has all material governmental licenses, authorizations, consents and approvals (including, without limitation, insurance licences) necessary to own its assets and carry on its business as now being or as proposed to be conducted; and (c) is qualified to do business and is in good standing in all jurisdictions in which the nature of the business conducted by it makes such qualification necessary and where failure so to qualify could (either individually or in the aggregate) have a Material Adverse Effect.

     7.02 Financial Condition.

     (a) The Company has heretofore furnished to each of the Banks the consolidated balance sheet of the Company and its Subsidiaries as at December 31, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows of the Company and its Subsidiaries for the fiscal year ended on said date, with the opinion thereon of Deloitte & Touche, and the unaudited consolidated balance sheet of the Company and its Subsidiaries as at March 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows of the Company and its Subsidiaries for the three-month period ended on such date. All such financial statements are complete and correct and present fairly, in all material respects, the consolidated financial condition of the Company and its Subsidiaries as at said dates and the consolidated results of their operations for the fiscal year and three-month period ended on said dates (subject, in the case of such financial statements as at March 31, 1996, to normal year-end audit adjustments), all in accordance with generally accepted accounting principles and practices applied on a consistent basis. None of the Company nor any of its Subsidiaries has on the Restatement Date any material contingent liabilities, liabilities for taxes, unusual forward or long-term commitments or unrealized or anticipated losses from any unfavorable commitments, except as referred to or reflected or provided for in said balance sheets as at said dates. Since December 31, 1995, there has been no material adverse change in the consolidated financial condition, operations, business or prospects taken as a whole of the Company and its Subsidiaries from that set forth in said financial statements as at said date.

     (b) The Company has heretofore furnished to each of the Banks the annual consolidated Statutory Statement of the Insurance Subsidiaries for the fiscal year ended December 31, 1995, as filed with the Applicable Insurance Regulatory Authority. Such consolidated Statutory Statement presents fairly, in all material respects, the consolidated financial condition of the Insurance Subsidiaries as at, and the consolidated results of operations for the fiscal year ended December 31, 1995, in accordance with statutory accounting practices prescribed or permitted by the Applicable Insurance Regulatory Authority.

     (c) The Company has heretofore furnished to each of the Banks the annual Statutory Statement of each Insurance Subsidiary for the fiscal year ended December 31, 1995, and the quarterly Statutory Statement of each Insurance Subsidiary for the fiscal quarter ended March 31, 1996, in each case as filed with the Applicable Insurance Regulatory Authority. Each such Statutory Statement presents fairly, in all material respects, the financial condition of such Insurance Subsidiary as at, and the results of operations for the fiscal year ended December 31, 1995, and fiscal quarter ended March 31, 1996, in accordance with statutory accounting practices prescribed or permitted by such Applicable Insurance Regulatory Authority.

     7.03 Litigation. Except as disclosed to the Banks in writing prior to the Restatement Date, there are no legal or arbitral proceedings, or any proceedings by or before any governmental or regulatory authority or agency, now pending or (to the knowledge of the Company) threatened against the Company or any of its Subsidiaries that, if adversely determined could (either individually or in the aggregate) have a Material Adverse Effect.

     7.04 No Breach. None of the execution and delivery of this Agreement and the Notes, the consummation of the transactions herein contemplated or compliance with the terms and provisions hereof will conflict with or result in a breach of, or require any consent under, the charter or by-laws of the Company or any of its Subsidiaries, or any applicable law or regulation, or any order, writ, injunction or decree of any court or governmental authority or agency, or any agreement or instrument to which the Company or any of its Subsidiaries is a party or by which any of them or any of their Property is bound or to which any of them is subject, or constitute a default under any such agreement or instrument.

     7.05 Action. The Company has all necessary corporate power, authority and legal right to execute, deliver and perform its obligations under this Agreement and the Notes; the execution, delivery and performance by the Company of this Agreement and the Notes have been duly authorized by all necessary corporate action on its part (including, without limitation, any required shareholder approvals); and this Agreement has been duly and validly executed and delivered by the Company and constitutes, and each of the Notes when executed and delivered for value will constitute, its legal, valid and binding obligation, enforceable against the Company in accordance with its terms, except as may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws of general applicability affecting the enforcement of creditors' rights.

     7.06 Approvals. No authorizations, approvals or consents of, and no filings or registrations with, any governmental or regulatory authority or agency, or any securities exchange, are necessary for the execution, delivery or performance by the Company of this Agreement or the Notes or for the legality, validity or enforceability hereof.

     7.07 Margin Regulations. Not more than 25% of the value (as determined by any reasonable method) of the Properties of the Company and its Subsidiaries subject to the provisions of Section 8.05(b) or 8.06 hereof is represented by Properties constituting Margin Stock. No portion of any Loan is to be used for the "purpose of purchasing or carrying" (as such terms are used in Regulation U and Regulation X) any Margin Stock.

     7.08 ERISA. Each Plan, and, to the knowledge of the Company, each Multiemployer Plan, is in compliance in all material respects with, and has been administered in all material respects in compliance with, the applicable provisions of ERISA, the Code and any other Federal or State law, and no event or condition has occurred and is continuing as to which the Company would be under an obligation to furnish a report to the Banks under Section 8.01(k) hereof.

     7.09 Taxes. The Company and its Subsidiaries are members of an affiliated group of corporations filing consolidated returns for Federal income tax purposes, of which the Company is the "common parent" (within the meaning of Section 1504 of the Code) of such group. The Company and its Subsidiaries have filed all Federal income tax returns and all other material tax returns that are required to be filed by them and have paid all taxes due pursuant to such returns or pursuant to any assessment received by the Company or any of its Subsidiaries. The charges, accruals and reserves on the books of the Company and its Subsidiaries in respect of taxes and other governmental charges are, in the opinion of the Company, adequate. The Company has not given or been requested to give a waiver of the statute of limitations relating to the payment of Federal, state, local and foreign taxes or other impositions.

     7.10 Investment Company Act. Neither the Company nor any of its Subsidiaries is an "investment company", or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended.

     7.11 Public Utility Holding Company Act. Neither the Company nor any of its Subsidiaries is a "holding company", or an "affiliate" of a "holding company" or a "subsidiary company" of a "holding company", within the meaning of the Public Utility Holding Company Act of 1935, as amended.

     7.12 Environmental Matters. Each of the Company and its Subsidiaries has obtained all environmental, health and safety permits, licenses and other authorizations required under all Environmental Laws to carry on its business as now being or as proposed to be conducted, except to the extent failure to have any such permit, license or authorization would not (either individually or in the aggregate) have a Material Adverse Effect. Each of such permits, licenses and authorizations is in full force and effect and each of the Company and its Subsidiaries is in compliance with the terms and conditions thereof, and is also in compliance with all other limitations, restrictions, conditions, standards, prohibitions, requirements, obligations, schedules and timetables contained in any applicable Environmental Law or in any regulation, code, plan, order, decree, judgment, injunction, notice or demand letter issued, entered, promulgated or approved thereunder, except to the extent failure to comply therewith would not (either individually or in the aggregate) have a Material Adverse Effect.

     7.13 Subsidiaries. Set forth in Schedule I hereto is a complete and correct list, as of the Restatement Date, of all of the Subsidiaries of the Company, together with, for each such Subsidiary, (i) the jurisdiction of organization of such Subsidiary, (ii) each Person holding ownership interests in such Subsidiary and (iii) the nature of the ownership interests held by each such Person and the percentage of ownership of such Subsidiary represented by such ownership interests. Except as disclosed in Schedule I hereto, (x) each of the Company and its Subsidiaries owns, free and clear of Liens, and has the unencumbered right to vote, all outstanding ownership interests in each Person shown to be held by it in Schedule I hereto, (y) all of the issued and outstanding capital stock of each such Person organized as a corporation is validly issued, fully paid and nonassessable and (z) there are no outstanding Equity Rights with respect to such Person.

     7.14 True and Complete Disclosure. The information, reports, financial statements, exhibits and schedules furnished in writing by or on behalf of the Company to the Administrative Agent or any Bank in connection with the negotiation, preparation or delivery of this Agreement or included herein or delivered pursuant hereto, when taken as a whole do not contain any untrue statement of material fact or omit to state any material fact necessary to make the statements herein or therein, in light of the circumstances under which they were made, not misleading. All written information furnished after the Restatement Date by the Company and its Subsidiaries to the Administrative Agent and the Banks in connection with this Agreement and the transactions contemplated hereby will be true, complete and accurate in every material respect, or (in the case of projections) based on reasonable estimates, on the date as of which such information is stated or certified. There is no fact known to the Company that could have a Material Adverse Effect that has not been disclosed herein or in a report, financial statement, exhibit, schedule, disclosure letter or other writing furnished to the Banks for use in connection with the transactions contemplated hereby.

     Part B. Representations and Warranties of the Approved Borrowers. Each Approved Borrower represents and warrants to the Banks that:

     7.15 Corporate Existence of Approved Borrower. Such Approved Borrower: (a) is a corporation duly organized, validly existing and in good standing under the laws of the State of North Carolina; (b) has all requisite corporate power, and has all material governmental licenses, authorizations, consents and approvals necessary to own its assets and carry on its business as now being or as proposed to be conducted; and (c) is qualified to do business and is in good standing in all jurisdictions in which the nature of the business conducted by it makes such qualification necessary and where failure so to qualify could (either individually or in the aggregate) have a Material Adverse Effect.

     7.16 No Breach. None of the execution and delivery of the Designation Letter and its Notes, the consummation of the transactions herein contemplated or compliance with the terms and provisions hereof will conflict with or result in a breach of, or require any consent (except those specified in Section 7.18) under, the charter or by-laws of such Approved Borrower, or any applicable law or regulation, or any order, writ, injunction or decree of any court or governmental authority or agency, or any agreement or instrument to which such Approved Borrower or any of its Subsidiaries is a party or by which any of them or any of their Property is bound or to which any of them is subject, or constitute a default under any such agreement or instrument.

     7.17 Action. Such Approved Borrower has all necessary corporate power, authority and legal right to execute, deliver and perform its obligations under its Designation Letter and its Notes; the execution, delivery and performance by such Approved Borrower of its Designation Letter and its Notes have been duly authorized by all necessary corporate action on its part (including, without limitation, any required shareholder approvals); and its Designation Letter has been duly and validly executed and delivered by such Approved Borrower and constitutes, and each of its Notes when executed and delivered for value by such Approved Borrower will constitute, its legal, valid and binding obligation, enforceable against such Approved Borrower in accordance with its terms, except as such enforceability may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws of general applicability affecting the enforcement of creditors' rights.

     7.18 Approvals. No authorizations, approvals or consents of, and no filings or registrations with, any governmental or regulatory authority or agency, or any securities exchange, are necessary for the execution, delivery or performance by such Approved Borrower of its Designation Letter or its Notes or for the legality, validity or enforceability thereof, except for the approval of the North Carolina Insurance Department which approval has been granted prior to the execution and delivery of such Designation Letter of such Approved Borrower.


     Section 8. Covenants of the Company. The Company covenants and agrees with the Banks and the Administrative Agent that, so long as any Commitment or Loan is outstanding and until payment in full of all amounts payable by the Company hereunder:

     8.01  Financial  Statements,  Etc. The Company shall deliver to each of the
Banks:
                  (a) as soon as available and in any event within 50 days after the end of each of the first three quarterly fiscal periods of each fiscal year of the Company, consolidated statements of operations, stockholders' equity and cash flows of the Company and its Subsidiaries for such period and for the period from the beginning of the respective fiscal year to the end of such period, setting forth in each case in comparative form the corresponding consolidated figures for the corresponding period in the preceding fiscal year, and the related consolidated balance sheet of the Company and its Subsidiaries as at the end of such period, setting forth in comparative form the corresponding consolidated figures for the last day of the immediately preceding fiscal year, accompanied by a certificate of a senior financial officer of the Company, which certificate shall state that said consolidated financial statements present fairly, in all material respects, the consolidated financial condition of the Company and its Subsidiaries and results of operations of the Company and its Subsidiaries, in accordance with generally accepted accounting principles, consistently applied, as at the end of, and for, such period (subject to normal year-end audit adjustments);

                  (b) as soon as available and in any event within 90 days after the end of each fiscal year of the Company, consolidated statements of operations, stockholders' equity and cash flows of the Company and its Subsidiaries for such fiscal year and the related consolidated balance sheet of the Company and its Subsidiaries as at the end of such fiscal year, setting forth in each case in comparative form the corresponding consolidated figures for the preceding fiscal year, and accompanied (i) in the case of said consolidated statements and balance sheet of the Company, by an opinion thereon of independent certified public accountants of recognized national standing, which opinion shall state that said consolidated financial statements present fairly, in all material respects, the consolidated financial condition of the Company and its Subsidiaries and results of operations of the Company and its Subsidiaries as at the end of, and for, such fiscal year in accordance with generally accepted accounting principles, and a certificate of such accountants stating that, in making the examination necessary for their opinion, they obtained no knowledge, except as specifically stated, of any Default;

                  (c) promptly after filing with the Applicable Insurance Regulatory Authority and in any event within 50 days after the end of each of the first three quarterly fiscal periods of each fiscal year of each Insurance Subsidiary, the quarterly Statutory Statement of such Insurance Subsidiary for such quarterly fiscal period, together with the opinion thereon of a senior financial officer of such Insurance Subsidiary stating that such Statutory Statement presents the financial condition of such Insurance Subsidiary for such quarterly fiscal period in accordance with statutory accounting practices required or permitted by the Applicable Insurance Regulatory Authority;

                  (d) promptly after filing with the Applicable Insurance Regulatory Authority and in any event within 90 days after the end of each fiscal year of each Insurance Subsidiary, the annual Statutory Statement of such Insurance Subsidiary for such year, together with the opinion thereon of a senior financial officer of such Insurance Subsidiary stating that said annual Statutory Statement presents the financial condition of such Insurance Subsidiary for such fiscal year in accordance with statutory accounting practices required or permitted by the Applicable Insurance Regulatory Authority;

                  (e) promptly after filing with the Applicable Insurance Regulatory Authority and in any event within 120 days after the end of each fiscal year of the Insurance Subsidiaries, the annual consolidated Statutory Statement of the Insurance Subsidiaries for such year, together with the opinion thereon of a senior financial officer of the Company stating that said annual consolidated Statutory Statement presents the consolidated financial condition of the Insurance
         Subsidiaries for such fiscal year in accordance with statutory accounting practices required or permitted by the Applicable Insurance Regulatory Authority;

                  (f) within 180 days after the end of each fiscal year of each Insurance Subsidiary, the report of Deloitte & Touche (or other independent certified public accountants of recognized national standing) on the annual Statutory Statements delivered pursuant to
         Section 8.01(d) hereof;

                  (g) promptly upon their becoming available, copies of all registration statements and regular periodic reports, if any, that the Company shall have filed with the Securities and Exchange Commission (or any governmental agency substituted therefor) or any national securities exchange;

                  (h) promptly upon the mailing thereof to the shareholders of the Company generally, copies of all financial statements, reports and proxy statements so mailed;

                  (i) promptly after the Company receives the results of a triennial examination by the NAIC of the financial condition and operations of the Company and/or any of its Subsidiaries, a copy thereof;

                  (j) promptly following the delivery or receipt by the Company or any of its Subsidiaries of any material correspondence, notice or report outside the ordinary course of business to or from any Applicable Insurance Regulatory Authority, a copy thereof;

                  (k) as soon as possible, and in any event within ten days after the Company knows or has reason to believe that any of the events or conditions specified below with respect to any Plan or Multiemployer Plan has occurred or exists, a statement signed by a senior financial officer of the Company setting forth details respecting such event or condition and the action, if any, that the Company or its ERISA
         Affiliate proposes to take with respect thereto (and a copy of any report or notice required to be filed with or given to PBGC by the Company or an ERISA Affiliate with respect to such event or condition):

                      (i) any  reportable  event,  as  defined  in  Section
                  4043(b) of ERISA and the regulations issued thereunder, with respect to a Plan, as to which PBGC has not by regulation waived the requirement of Section 4043(a) of ERISA that it be notified within 30 days of the occurrence of such event (provided that a failure to meet the minimum funding standard of Section 412 of the Code or Section 302 of ERISA, including, without limitation, the failure to make on or before its due date a required installment under Section 412(m) of the Code or Section 302(e) of ERISA, shall be a reportable event regardless of the issuance of any waivers in accordance with
                  Section 412(d) of the Code); and any request for a waiver under Section 412(d) of the Code for any Plan;

                      (ii) the  distribution  under  Section  4041 of ERISA of a notice of intent to terminate any Plan or any action taken by the Company or an ERISA Affiliate to terminate any Plan;

                     (iii) the institution by PBGC of proceedings  under Section
                  4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Plan, or the receipt by the Company or any ERISA Affiliate of a notice from a Multiemployer Plan that such action has been taken by PBGC with respect to such Multiemployer Plan;

                      (iv) the complete or partial withdrawal from a Multiemployer Plan by the Company or any ERISA Affiliate that results in liability under Section 4201 or 4204 of ERISA (including the obligation to satisfy secondary liability as a result of a purchaser default) or the receipt by the Company or any ERISA Affiliate of notice from a Multiemployer Plan that it is in reorganization or insolvency pursuant to Section 4241 or 4245 of ERISA or that it intends to terminate or has terminated under Section 4041A of ERISA;

                      (v) the institution of a proceeding by a fiduciary of any
                  Multiemployer Plan against the Company or any ERISA Affiliate to enforce Section 515 of ERISA, which proceeding is not dismissed within 30 days; and

                      (vi) the adoption of an amendment to any Plan that, pursuant to Section 401(a)(29) of the Code or Section 307 of ERISA, would result in the loss of tax-exempt status of the trust of which such Plan is a part if the Company or an ERISA Affiliate fails to timely provide security to the Plan in accordance with the provisions of said Sections;

                  (l) promptly after the Company knows or has reason to believe that any Default has occurred, a notice of such Default describing the same in reasonable detail and, together with such notice or as soon thereafter as possible, a description of the action that the Company has taken or proposes to take with respect thereto; and

                  (m) from time to time such other information regarding the financial condition, operations, business or prospects of the Company or any of its Subsidiaries (including, without limitation, any Plan or Multiemployer Plan and any reports or other information required to be filed under ERISA) as any Bank or the Administrative Agent may reasonably request.

The Company will furnish to each Bank, at the time it furnishes each set of financial statements pursuant to paragraphs (a) through (e) above, a certificate of a senior financial officer of the Company (i) to the effect that no Default has occurred and is continuing (or, if any Default has occurred and is continuing, describing the same in reasonable detail and describing the action that the Company has taken or proposes to take with respect thereto) and (ii) setting forth in reasonable detail the computations necessary to determine whether the Company is in compliance with Sections 8.08 and 8.10 hereof as of the end of the respective quarterly fiscal period or fiscal year. The Company will furnish to each Bank (x) at the time it furnishes each set of financial statements pursuant to paragraph (c) above, a certificate of the chief actuary (or a senior financial officer) of the Company verifying that each Insurance Subsidiary has risk-based capital ratio sufficient to avoid remedial or other regulatory action (including, without limitation, submission of a remedial plan) and (y) at the time it furnishes each set of financial statements pursuant to paragraph (d) above, a certificate of the chief actuary (or a senior financial officer) of the Company setting forth in reasonable detail the computations necessary to determine whether the Company is in compliance with Section 8.09.

     8.02 Litigation. The Company will promptly give to each Bank notice of all legal or arbitral proceedings, and of all proceedings by or before any governmental or regulatory authority or agency, and any material development in respect of such legal or other proceedings, affecting the Company or any of its Subsidiaries, except proceedings that, if adversely determined, would not (either individually or in the aggregate) have a Material Adverse Effect.

     8.03 Existence, Etc. The Company will, and will cause each of its Subsidiaries to:

     (a) preserve and maintain its legal existence and all of its material rights, privileges, licenses and franchises that, if not preserved or maintained, could have a Material Adverse Effect (provided that nothing in this Section 8.03 shall prohibit any transaction expressly permitted under Section
8.05 hereof);

     (b) comply with the requirements of all applicable laws, rules, regulations and orders of governmental or regulatory authorities (including, without limitation, Applicable Insurance Regulatory Authorities) if failure to comply with such requirements could (either individually or in the aggregate) have a Material Adverse Effect;

     (c) pay and discharge all taxes, assessments and governmental charges or levies imposed on it or on its income or profits or on any of its Property prior to the date on which penalties attach thereto, except for any such tax, assessment, charge or levy the payment of which is being contested in good faith and by proper proceedings and against which adequate reserves are being maintained;

     (d) maintain all of its Properties used or useful in its business in good working order and condition, ordinary wear and tear excepted;

     (e) keep adequate records and books of account, in which complete entries will be made in accordance with generally accepted accounting principles consistently applied (or, in the case of an Insurance Subsidiary, statutory accounting practices) reflecting all of its financial transactions; and

     (f) permit representatives of any Bank or the Administrative Agent, during normal business hours, to examine, copy and make extracts from its books and records, to inspect any of its Properties, and to discuss its business and affairs with its officers, all to the extent reasonably requested by such Bank or the Administrative Agent (as the case may be).

     8.04 Insurance. The Company will, and will cause each of its Subsidiaries to, maintain insurance with financially sound and reputable insurance companies, and with respect to Property and risks of a character usually maintained by corporations engaged in the same or similar business similarly situated, against loss, damage and liability of the kinds and in the amounts customarily maintained by such corporations.

     8.05 Prohibition of Fundamental Changes. The Company will not, nor will it permit any of its Subsidiaries to, enter into any transaction of merger or consolidation or amalgamation, or liquidate, wind up or dissolve itself (or suffer any liquidation or dissolution). The Company will not, nor will it permit any of its Non-Insurance Subsidiaries to, acquire any business or Property from, or capital stock of, or be a party to any acquisition of, any Person except for
(i) purchases of Property to be used in the ordinary course of business and (ii) Investments permitted under Section 8.07 hereof. The Company will not, nor will it permit any of its Subsidiaries to, sell or otherwise dispose of, in one transaction or a series of transactions, all or a substantial part of its business or Property, whether now owned or hereafter acquired (for which purpose the sale or other disposition by the Company of all or a substantial part of the shares of capital stock of any Subsidiary of the Company shall be deemed to be a sale or other disposition of all or a substantial part of the Property of such Subsidiary) except for sales of portfolio investments in the ordinary course of business.

     Notwithstanding the foregoing provisions of this Section 8.05:

                  (a) any Subsidiary of the Company may be merged or consolidated with or into: (i) the Company if the Company shall be the continuing or surviving corporation or (ii) any other such Subsidiary; provided that (x) if any such transaction shall be between a Subsidiary and a Wholly Owned Subsidiary, the Wholly Owned Subsidiary shall be the continuing or surviving corporation; and

                  (b) any Subsidiary of the Company may sell, lease, transfer or otherwise dispose of any or all of its Property (upon voluntary liquidation or otherwise) to the Company or a Wholly Owned Subsidiary of the Company;

                  (c) the Company or any Subsidiary of the Company may merge or consolidate with any other Person if (i) in the case of a merger or consolidation of the Company, the Company is the surviving corporation and, in any other case, the surviving corporation is a Wholly Owned Subsidiary of the Company and (ii) after giving effect thereto no Default would exist hereunder; and

                  (d) Integon P&C Corporation (a Delaware corporation, and on the Restatement Date, an indirect Wholly-Owned Subsidiary of the Company) may, subject to Section 8.11 hereof, acquire any business or Property from, or capital stock of, or be a party to any acquisition of, any Person.

     In addition, the Company shall not expend more than $50,000,000 in the aggregate in connection with the purchase, redemption, retirement or other acquisition of any common stock of the Company.

     8.06 Limitation on Liens. The Company will not, nor will it permit any of its Subsidiaries to, create, incur, assume or suffer to exist any Lien upon any of its Property, whether now owned or hereafter acquired, except:

     (a) Liens in existence on the date hereof;

     (b) Liens imposed by any governmental authority for taxes, assessments or charges not yet due or that are being contested in good faith and by appropriate proceedings if, unless the amount thereof is not material with respect to it or its financial condition, adequate reserves with respect thereto are maintained on the books of the Company or the affected Subsidiaries, as the case may be, in accordance with GAAP;

     (c) carriers', warehousemen's, mechanics', materialmen's, repairmen's or other like Liens arising in the ordinary course of business that are not overdue for a period of more than 30 days or that are being contested in good faith and by appropriate proceedings and Liens securing judgments but only to the extent for an amount and for a period not resulting in an Event of Default under
Section 9(i) hereof;

     (d) pledges or deposits under worker's compensation, unemployment insurance and other social security legislation;

     (e) deposits to secure the performance of bids, trade contracts (other than for Indebtedness), leases, statutory obligations, surety and appeal bonds, performance bonds and other obligations of a like nature incurred in the ordinary course of business;

     (f) easements, rights-of-way, restrictions and other similar encumbrances incurred in the ordinary course of business and encumbrances consisting of zoning restrictions, easements, licenses, restrictions on the use of Property or minor imperfections in title thereto that, in the aggregate, are not material in amount, and that do not in any case materially detract from the value of the Property subject thereto or interfere with the ordinary conduct of the business of the Company or any of its Subsidiaries;

     (g) Liens arising under escrows, trusts, custodianship, separate accounts, funds withheld procedures, and similar deposits, arrangements, or agreements established with respect to insurance policies, annuities, guaranteed investment contracts and similar products underwritten by, or any reinsurance transactions entered into by, any Insurance Subsidiary in the ordinary course of business;

     (h) deposits with insurance regulatory authorities;

     (i) Liens on Property of any corporation that becomes a Subsidiary of the Company after the date of this Agreement, provided that such Liens are in existence at the time such corporation becomes a Subsidiary of the Company and were not created in anticipation thereof;

     (j) Liens upon real and/or tangible personal Property acquired after the date hereof (by purchase, construction or otherwise) by the Company or any of its Subsidiaries, each of which Liens either (A) existed on such Property before the time of its acquisition and was not created in anticipation thereof or (B) was created solely for the purpose of securing Indebtedness representing, or incurred to finance, refinance or refund, the cost (including the cost of construction) of such Property; provided that (i) no such Lien shall extend to or cover any Property of the Company or such Subsidiary other than the Property so acquired and improvements thereon and (ii) the principal amount of Indebtedness secured by any such Lien shall at no time exceed 80% of the fair market value (as determined in good faith by a senior financial officer of the Company) of such Property at the time it was acquired (by purchase, construction or otherwise); and

     (k) additional Liens upon real and/or personal Property created after the date hereof, provided that the aggregate Indebtedness secured thereby and incurred on and after the date hereof shall not exceed $5,000,000 in the aggregate at any one time outstanding.

     8.07 Investments. The Company will not, nor will it permit any of its Subsidiaries to, make or permit to remain outstanding any Investments except:

               (a) operating deposit accounts with banks;

               (b) Investments by the Company and its Subsidiaries that are, on a consolidated basis, in compliance with the General Investment Parameters set forth in Schedule II hereto;

               (c) Investments in Subsidiaries; and

               (d)  Investments by Integon P&C  Corporation  permitted by clause
          (d) of the fourth sentence of Section 8.05 hereof.

     8.08 Debt to Capital Ratio. The Company will not permit the Debt to Capital Ratio at any time to be greater than 55%.


     8.09 Risk-Based Capital Ratio. The Company shall cause each Insurance Subsidiary to maintain on any date after the Amendment Effective Date at least the minimum risk-based capital ratio, determined at the last day of any fiscal year of such Insurance Subsidiary and established by the NAIC or the Applicable Insurance Regulatory Authority, necessary to avoid remedial or other regulatory action (including, without limitation, the submission of a remedial plan) by such Insurance Subsidiary.

     8.10 Minimum Surplus. The Company shall cause the Insurance Subsidiaries to maintain, on a consolidated basis, on any date after the Amendment Effective Date, Consolidated Statutory Surplus of not less than the greater of (a) $200,000,000 and (b) the amount necessary to maintain a Premium to Surplus Ratio of no greater than 3.25 to 1 for the calendar quarter ended on, or most recently ended prior to, such date.


     8.11 Lines of Business. Neither the Company nor any of its Subsidiaries will engage to any substantial extent in any line or lines of business activity other than the business of owning and operating property and casualty insurance companies as conducted on the date hereof and businesses related or incidental thereto.

     8.12 Transactions with Affiliates. Except as expressly permitted by this Agreement, the Company will not, nor will it permit any of its Subsidiaries to, directly or indirectly: (a) make any Investment in an Affiliate; (b) transfer, sell, lease, assign or otherwise dispose of any Property to an Affiliate; (c) merge into or consolidate with or purchase or acquire Property from an

Affiliate; or (d) enter into any other transaction directly or indirectly with or for the benefit of an Affiliate (including, without limitation, Guarantees and assumptions of obligations of an Affiliate); provided that (y) any Affiliate who is an individual may serve as a director, officer or employee of the Company or any of its Subsidiaries and receive reasonable compensation for his or her services in such capacity and (z) the Company and its Subsidiaries may enter into transactions (other than extensions of credit by the Company or any of its Subsidiaries to an Affiliate) providing for the leasing of Property, the rendering or receipt of services or the purchase or sale of inventory and other Property in the ordinary course of business if the monetary or business consideration arising therefrom would be substantially as advantageous to the Company and its Subsidiaries as the monetary or business consideration that would obtain in a comparable transaction with a Person not an Affiliate.

     8.13 Use of Proceeds. Each Borrower will use the proceeds of the Loans made to it hereunder solely for its general corporate purposes (in compliance with all applicable legal and regulatory requirements) and for capital contributions to its Subsidiaries; provided that neither the Administrative Agent nor any Bank shall have any responsibility as to the use of any of such proceeds.

     8.14 Certain Obligations Respecting Subsidiaries. The Company will, and will cause each of its Subsidiaries to, take such action from time to time as shall be necessary to ensure that the Company and each of its Subsidiaries at all times owns at least the same percentage of the issued and outstanding shares of each class of stock of each of its Subsidiaries as is owned on the Restatement Date. The Company will not permit any of its Subsidiaries to enter into (except, in the case of an Insurance Subsidiary, as may be required by the Applicable Insurance Regulatory Authority), after the date of this Agreement, any indenture, agreement, instrument or other arrangement that, directly or indirectly, prohibits or restrains, or has the effect of prohibiting or restraining, or imposes materially adverse conditions upon, the incurrence or payment of Indebtedness, the granting of Liens, the declaration or payment of dividends, the making of loans, advances or Investments or the sale, assignment, transfer or other disposition of Property.

     8.15 Dividend Payments to Repay Loan. On and after the date of this Agreement, the Company shall use its best efforts to (a) cause its Subsidiaries from time to time to pay cash dividends or make other distributions in cash (directly or, through other Subsidiaries of the Company, indirectly) to the Company in amounts that, taken together, are sufficient to permit the Company to pay all principal of and interest on the Loans and all other amounts payable hereunder as the same shall become due and payable (whether at stated maturity, by acceleration or otherwise) and (b) obtain any regulatory approval necessary for such Subsidiaries to pay such dividends or make such distributions.

     8.16 Indebtedness of Non-Insurance Subsidiaries. The Company will not permit any of its Non-Insurance Subsidiaries to create, incur or suffer to exist any Indebtedness, except in the ordinary course of business.

     Section 9. Events of Default. If one or more of the following events (herein called "Events of Default") shall occur and be continuing:

                  (a)  Any  Borrower  shall  default  in the  payment  when  due
         (whether at stated maturity or upon optional prepayment) of any principal of or interest on any Loan, any fee or any other amount payable by it hereunder; or

                  (b) The Company or any of its Subsidiaries shall default in the payment when due of any principal of or interest on any of its other Indebtedness aggregating $5,000,000 or more, or in the payment when due of any amount under any Interest Rate Protection Agreement for a notional principal amount exceeding $5,000,000; or any event specified in any note, agreement, indenture or other document evidencing or relating to any such Indebtedness or any event specified in any Interest Rate Protection Agreement shall occur if the effect of such event is to cause, or (with the giving of any notice or the lapse of time or both) to permit the holder or holders of such Indebtedness (or a trustee or agent on behalf of such holder or holders) to cause, such Indebtedness to become due, or to be prepaid in full (whether by redemption, purchase, offer to purchase or otherwise), prior to its stated maturity or to have the interest rate thereon reset to a level so that securities evidencing such Indebtedness trade at a level specified in relation to the par value thereof or, in the case of an Interest Rate Protection Agreement, to permit the payments owing under such Interest Rate Protection Agreement to be liquidated; or

                  (c) Any representation, warranty or certification made or deemed made herein or in any Designation Letter (or in any modification or supplement hereto or thereto) by any Borrower, or any certificate furnished to any Bank or the Administrative Agent pursuant to the provisions hereof or any Designation Letter (or thereof), shall prove to have been false or misleading as of the time made or furnished in any material respect; or

                  (d) The Company shall default in the performance of any of its obligations under any of Sections 8.01(l), 8.05 through 8.10 (inclusive), 8.12, 8.14 or 8.16 hereof; or any Obligor shall default in the performance of any of its other obligations in this Agreement and such default shall continue unremedied for a period of thirty or more days after notice thereof to such Obligor (through notification to the Company) by the Administrative Agent or any Bank (through the Administrative Agent); or

                  (e) The Company or any of its Subsidiaries shall admit in writing its inability to, or be generally unable to, pay its debts as such debts become due; or

                  (f) The Company or any of its Subsidiaries shall (i) apply for or consent to the appointment of, or the taking of possession by, a receiver, custodian, trustee, examiner or liquidator of itself or of all or a substantial part of its Property, (ii) make a general assignment for the benefit of its creditors, (iii) commence a voluntary case under the Bankruptcy Code, (iv) file a petition seeking to take advantage of any other law relating to bankruptcy, insolvency, reorganization, liquidation, dissolution, arrangement or winding-up, or composition or readjustment of debts, (v) fail to controvert in a timely and appropriate manner, or acquiesce in writing to, any petition filed against it in an involuntary case under the Bankruptcy Code or
         (vi) take any corporate action for the purpose of effecting any of the foregoing; or

                  (g) A proceeding or case shall be commenced, without the application or consent of the Company or any of its Subsidiaries, in any court of competent jurisdiction, seeking (i) its reorganization, liquidation, dissolution, arrangement or winding-up, or the composition or readjustment of its debts, (ii) the appointment of a receiver, custodian, trustee, examiner, liquidator or the like of the Company or such Subsidiary or of all or any substantial part of its Property, or
         (iii) similar relief in respect of the Company or such Subsidiary under any law relating to bankruptcy, insolvency, reorganization, winding-up, or composition or adjustment of debts, and such proceeding or case shall continue undismissed, or an order, judgment or decree approving or ordering any of the foregoing shall be entered and continue unstayed and in effect, for a period of 60 or more days; or an order for relief against the Company or such Subsidiary shall be entered in an involuntary case under the Bankruptcy Code; or

                  (h) Any Applicable Insurance Regulatory Authority shall appoint a rehabitator, receiver, custodian, trustee, conservator or liquidator or the like (collectively, a "conservator") for any Insurance Subsidiary, or cause possession of all or any substantial portion of the property of any Insurance Subsidiary to be taken by any conservator (or any Insurance Regulatory Authority shall commence any action to effect any of the foregoing); or

                  (i) A final judgment or judgments for the payment of money in excess of $2,500,000 in the aggregate shall be rendered by one or more courts, administrative tribunals or other bodies having jurisdiction against the Company or any of its Subsidiaries and the same shall not be discharged (or provision shall not be made for such discharge), or a stay of execution thereof shall not be procured, within 30 days from the date of entry thereof and the Company or the relevant Subsidiary shall not, within said period of 30 days, or such longer period during which execution of the same shall have been stayed, appeal therefrom and cause the execution thereof to be stayed during such appeal; or

                  (j) An event or condition specified in Section 8.01(k) hereof shall occur or exist with respect to any Plan or Multiemployer Plan and, as a result of such event or condition, together with all other such events or conditions, the Company or any ERISA Affiliate shall incur or in the opinion of the Majority Banks shall be reasonably likely to incur a liability to a Plan, a Multiemployer Plan or PBGC (or any combination of the foregoing) that, in the determination of the Majority Banks, would (either individually or in the aggregate) have a Material Adverse Effect; or

                  (k) A reasonable basis shall exist for the assertion against the Company or any of its Subsidiaries of (or there shall have been asserted against the Company or any of its Subsidiaries) claims or liabilities, whether accrued, absolute or contingent, based on or arising from the generation, storage, transport, handling or disposal of hazardous materials by the Company or any of its Subsidiaries or Affiliates, or any predecessor in interest of the Company or any of its Subsidiaries or Affiliates, or relating to any site or facility owned, operated or leased by the Company or any of its Subsidiaries or Affiliates, which claims or liabilities (insofar as they are payable by the Company or any of its Subsidiaries but after deducting any portion thereof that is reasonably expected to be paid by other creditworthy Persons jointly and severally liable therefor), in the judgment of the Majority Banks are reasonably likely to be determined adversely to the Company or any of its Subsidiaries, and the amount thereof (either individually or in the aggregate) is reasonably likely to have a Material Adverse Effect;

THEREUPON: (1) in the case of an Event of Default other than one referred to in clause (f) or (g) of this Section 9 with respect to any Obligor, (A) the Administrative Agent may and, upon request of the Majority Banks, will, by notice to the Company, terminate the Commitments and they shall thereupon terminate, and (B) the Administrative Agent may and, upon request of Banks holding at least 66-2/3% of the aggregate unpaid principal amount of the Loans shall, by notice to the Company declare the principal amount then outstanding of, and the accrued interest on, the Loans and all other amounts payable by the Obligors hereunder and under the Notes (including, without limitation, any amounts payable under Section 5.05 hereof) to be forthwith due and payable, whereupon such amounts shall be immediately due and payable without presentment, demand, protest or other formalities of any kind, all of which are hereby expressly waived by each Obligor; and (2) in the case of the occurrence of an Event of Default referred to in clause (f) or (g) of this Section 9 with respect to any Obligor, the Commitments shall automatically be terminated and the principal amount then outstanding of, and the accrued interest on, the Loans and all other amounts payable by the Obligors hereunder and under the Notes (including, without limitation, any amounts payable under Section 5.05 hereof) shall automatically become immediately due and payable without presentment, demand, protest or other formalities of any kind, all of which are hereby expressly waived by each Obligor.


     Section 10. The Administrative Agent.

     10.01 Appointment, Powers and Immunities. Each Bank hereby irrevocably appoints and authorizes the Administrative Agent to act as its agent hereunder with such powers as are specifically delegated to the Administrative Agent by the terms of this Agreement, together with such other powers as are reasonably incidental thereto. The Administrative Agent (which term as used in this sentence and in Section 10.05 and the first sentence of Section 10.06 hereof shall include reference to its affiliates and its own and its affiliates' officers, directors, employees and agents): (a) shall have no duties or responsibilities except those expressly set forth in this Agreement, and shall not by reason of this Agreement be a trustee for any Bank; (b) shall not be responsible to the Banks for any recitals, statements, representations or warranties contained in this Agreement, or in any certificate or other document referred to or provided for in, or received by any of them under, this
Agreement, or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement, any Note or any other document referred to or provided for herein or for any failure by any Obligor or any other Person to perform any of its obligations hereunder or thereunder; (c) shall not be required to initiate or conduct any litigation or collection proceedings hereunder; and (d) shall not be responsible for any action taken or omitted to be taken by it hereunder or under any other document or instrument referred to or provided for herein or in connection herewith, except for its own gross negligence or willful misconduct. The Administrative Agent may employ agents and attorneys-in-fact and shall not be responsible for the negligence or misconduct of any such agents or attorneys-in-fact selected by it in good faith. The Administrative Agent may deem and treat the payee of any Note as the holder thereof for all purposes hereof unless and until a notice of the assignment or transfer thereof shall have been filed with the Administrative Agent, together with the consent of the Company (on its own behalf and on behalf of the other Borrowers) to such assignment or transfer (to the extent provided in Section 11.06(b) hereof).

     10.02 Reliance by Administrative Agent. The Administrative Agent shall be entitled to rely upon any certification, notice or other communication (including, without limitation, any thereof by telephone or telecopy) believed by it to be genuine and correct and to have been signed or sent by or on behalf of the proper Person or Persons, and upon advice and statements of legal counsel, independent accountants and other experts selected by the Administrative Agent. As to any matters not expressly provided for by this Agreement, the Administrative Agent shall in all cases be fully protected in acting, or in refraining from acting, hereunder in accordance with instructions given by the Majority Banks, and such instructions of the Majority Banks and any action taken or failure to act pursuant thereto shall be binding on all of the Banks.

     10.03 Defaults. The Administrative Agent shall not be deemed to have knowledge or notice of the occurrence of a Default unless the Administrative Agent has received notice from a Bank or the Company specifying such Default and stating that such notice is a "Notice of Default". In the event that the Administrative Agent receives such a notice of the occurrence of a Default, the Administrative Agent shall give prompt notice thereof to the Banks (and shall give each Bank prompt notice of each such non-payment). The Administrative Agent shall (subject to Section 10.07 hereof) take such action with respect to such Default as shall be directed by the Majority Banks, provided that, unless and until the Administrative Agent shall have received such directions, the Administrative Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default as it shall deem advisable in the best interest of the Banks except to the extent that this Agreement expressly requires that such action be taken, or not be taken, only with the consent or upon the authorization of the Majority Banks or all of the Banks.

     10.04 Rights as a Bank. With respect to its Commitment and the Loans made by it, Chase (and any successor acting as Administrative Agent) in its capacity as a Bank hereunder shall have the same rights and powers hereunder as any other Bank and may exercise the same as though it were not acting as the Administrative Agent, and the term "Bank" or "Banks" shall, unless the context otherwise indicates, include the Administrative Agent in its individual capacity. Chase (and any successor acting as Administrative Agent) and its affiliates may (without having to account therefor to any Bank) accept deposits from, lend money to, make investments in and generally engage in any kind of banking, trust or other business with the Company (and any of its Subsidiaries or Affiliates) as if it were not acting as the Administrative Agent, and Chase and its affiliates may accept fees and other consideration from the Company for services in connection with this Agreement or otherwise without having to account for the same to the Banks.

     10.05 Indemnification. The Banks agree to indemnify the Administrative Agent (to the extent not reimbursed under Section 11.03 hereof, but without limiting the obligations of the Company under said Section 11.03) ratably in accordance with their respective Commitments, for any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind and nature whatsoever that may be imposed on, incurred by or asserted against the Administrative Agent (including by any Bank) arising out of or by reason of any investigation in or in any way relating to or arising out of this Agreement or any other documents contemplated by or referred to herein or the transactions contemplated hereby (including, without limitation, the costs and expenses that the Company is obligated to pay under
Section 11.03 hereof but excluding, unless a Default has occurred and is continuing, normal administrative costs and expenses incident to the performance of its agency duties hereunder) or the enforcement of any of the terms hereof or of any such other documents, provided that no Bank shall be liable for any of the foregoing to the extent they arise from the gross negligence or willful misconduct of the party to be indemnified.

     10.06 Non-Reliance on Administrative Agent and Other Banks. Each Bank agrees that it has, independently and without reliance on the Administrative Agent or any other Bank, and based on such documents and information as it has deemed appropriate, made its own credit analysis of the Company and its Subsidiaries and decision to enter into this Agreement and that it will, independently and without reliance upon the Administrative Agent or any other Bank, and based on such documents and information as it shall deem appropriate at the time, continue to make its own analysis and decisions in taking or not taking action under this Agreement. The Administrative Agent shall not be required to keep itself informed as to the performance or observance by the Company of this Agreement or any other document referred to or provided for herein or to inspect the Properties or books of the Company or any of its Subsidiaries. Except for notices, reports and other documents and information expressly required to be furnished to the Banks by the Administrative Agent hereunder, the Administrative Agent shall not have any duty or responsibility to provide any Bank with any credit or other information concerning the affairs, financial condition or business of the Company or any of its Subsidiaries (or any of their affiliates) that may come into the possession of the Administrative Agent or any of its affiliates.

     10.07 Failure to Act. Except for action expressly required of the Administrative Agent hereunder, the Administrative Agent shall in all cases be fully justified in failing or refusing to act hereunder unless it shall receive further assurances to its satisfaction from the Banks of their indemnification obligations under Section 10.05 hereof against any and all liability and expense that may be incurred by it by reason of taking or continuing to take any such action.

     10.08 Resignation or Removal of Administrative Agent. Subject to the appointment and acceptance of a successor Administrative Agent as provided below, the Administrative Agent may resign at any time by giving notice thereof to the Banks and the Company, and the Administrative Agent may be removed at any time with or without cause by the Majority Banks. Upon any such resignation or removal, the Majority Banks shall have the right to appoint a successor Administrative Agent. If no successor Administrative Agent shall have been so appointed by the Majority Banks and shall have accepted such appointment within 30 days after the retiring Administrative Agent's giving of notice of resignation or the Majority Banks' removal of the retiring Administrative Agent, then the retiring Administrative Agent may, on behalf of the Banks, appoint a successor Administrative Agent, that shall be a bank that has an office in New York, New York with a combined capital and surplus of at least $500,000,000. Upon the acceptance of any appointment as Administrative Agent hereunder by a successor Administrative Agent, such successor Administrative Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Administrative Agent, and the retiring Administrative Agent shall be discharged from its duties and obligations hereunder. After any retiring Administrative Agent's resignation or removal hereunder as Administrative Agent, the provisions of this Section 10 shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as the Administrative Agent.

     Section 11. Miscellaneous.

     11.01 Waiver. No failure on the part of the Administrative Agent or any Bank to exercise and no delay in exercising, and no course of dealing with respect to, any right, power or privilege under this Agreement or any Note shall operate as a waiver thereof, nor shall any single or partial exercise of any right, power or privilege under this Agreement or any Note preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The remedies provided herein are cumulative and not exclusive of any remedies provided by law.

     The Company irrevocably waives, to the fullest extent permitted by applicable law, any claim that any action or proceeding commenced by the Administrative Agent or any Bank relating in any way to this Agreement should be dismissed or stayed by reason, or pending the resolution, of any action or proceeding commenced by the Company against the Administrative Agent or any Bank relating in any way to this Agreement whether or not commenced earlier. To the fullest extent permitted by applicable law, the Company shall take all measures necessary for any such action or proceeding commenced by the Administrative Agent or any Bank to proceed to judgment prior to the entry of judgment in any such action or proceeding commenced by the Company.

     11.02 Notices. All notices, requests and other communications provided for herein (including, without limitation, any modifications of, or waivers, requests or consents under, this Agreement) shall be given or made in writing (including, without limitation, by telecopy), or, with respect to notices given pursuant to Section 2.11 hereof, by telephone, confirmed in writing by telecopier by the close of business on the day the notice is given, delivered (or telephoned, as the case may be) to the intended recipient at the "Address for Notices" specified below its name on the signature pages hereof); or, as to any party, at such other address as shall be designated by such party in a notice to each other party. Except as otherwise provided in this Agreement, all such communications shall be deemed to have been duly given when transmitted by telecopier or personally delivered or, in the case of a mailed notice, upon receipt, in each case given or addressed as aforesaid. Each Approved Borrower hereby agrees that each notice or other communication provided for herein may be furnished to the Company or by the Company on its behalf in the manner specified above and each Approved Borrower further agrees that failure of the Company to deliver to such Approved Borrower any notice furnished in accordance with this
Section 11.02 shall not affect the validity of such notice.

     11.03 Expenses, Etc. The Company agrees to pay or reimburse each of the Banks and the Administrative Agent for: (a) all reasonable out-of-pocket costs and expenses of the Administrative Agent (including, without limitation, the reasonable fees and expenses of Milbank, Tweed, Hadley & McCloy, special New York counsel to the Banks) in connection with (i) the negotiation, preparation, execution and delivery of this Agreement and the Notes and the making of the Loans hereunder and (ii) the negotiation or preparation of any modification, supplement or waiver of any of the terms of this Agreement or any of the Notes (whether or not consummated); (b) all reasonable out-of-pocket costs and expenses of the Banks and the Administrative Agent (including, without limitation, the reasonable fees and expenses of legal counsel) in connection with (i) any Default and any enforcement or collection proceedings resulting therefrom, including, without limitation, all manner of participation in or other involvement with (x) bankruptcy, insolvency, receivership, foreclosure, winding up or liquidation proceedings, (y) judicial or regulatory proceedings and (z) workout, restructuring or other negotiations or proceedings (whether or not the workout, restructuring or transaction contemplated thereby is consummated) and (ii) the enforcement of this Section 11.03; and (c) all transfer, stamp, documentary or other similar taxes, assessments or charges levied by any governmental or revenue authority in respect of this Agreement or any of the Notes or any other document referred to herein.

     The Company hereby agrees to indemnify the Administrative Agent and each Bank and their respective directors, officers, employees, attorneys and agents from, and hold each of them harmless against, any and all losses, liabilities, claims, damages or expenses incurred by any of them (including, without limitation,  any  and all  losses,  liabilities,  claims,  damages  or  expenses incurred by the Administrative Agent to any Bank, whether or not the Administrative Agent or any Bank is a party thereto) arising out of or by reason of any investigation or litigation or other proceedings (including any threatened investigation or litigation or other proceedings) relating to the Loans hereunder or any actual or proposed use by the Company or any of its Subsidiaries of the proceeds of any of the Loans hereunder, including, without limitation, the reasonable fees and disbursements of counsel incurred in connection with any such investigation or litigation or other proceedings (but excluding any such losses, liabilities, claims, damages or expenses incurred by reason of the gross negligence or willful misconduct of the Person to be indemnified).

     11.04 Amendments, Etc. Except as otherwise expressly provided in this Agreement, any provision of this Agreement may be modified or supplemented only by an instrument in writing signed by the Company (on its own behalf and on behalf of the other Borrowers) and the Majority Banks, or by the Company (on its own behalf and on behalf of the other Borrowers) and the Administrative Agent acting with the consent of the Majority Banks, and any provision of this Agreement may be waived by the Majority Banks or by the Administrative Agent acting with the consent of the Majority Banks; provided that: (a) no modification, supplement or waiver shall, unless by an instrument signed by all of the Banks or by the Administrative Agent acting with the consent of all of the Banks: (i) increase, or extend the term of the Commitments, or extend the time or waive any requirement for the reduction or termination of the Commitments, (ii) extend the date fixed for the payment of principal of or interest on any Loan or any fee hereunder, (iii) reduce the amount of any such payment of principal, (iv) reduce the rate at which interest is payable thereon or any fee is payable hereunder, (v) alter the rights or obligations of any Borrower to prepay Loans, (vi) alter the terms of this Section 11.04, (vii) modify the definition of the term "Majority Banks" or modify in any other manner the number or percentage of the Banks required to make any determinations or waive any rights hereunder or to modify any provision hereof, (viii) waive any of the conditions precedent set forth in Sections 6.01A and 6.01B hereof or (ix) release the Guarantor from its liabilities under Section 12 hereof; and (b) any modification or supplement of Section 10 hereof shall require the consent of the Administrative Agent.

     11.05 Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns.

     11.06  Assignments and Participations.

     (a) The Company may not assign any of its rights or obligations hereunder or under the Notes without the prior consent of all of the Banks and the Administrative Agent.

     (b) Each Bank may assign any of its Loans, its Notes, and its Commitment (but only with the consents of, in the case of its outstanding Commitment, the Company and the Administrative Agent, which consents will not be unreasonably withheld); provided that (i) no such consent by the Company or the Administrative Agent shall be required in the case of any assignment to another Bank or an affiliate of a Bank; (ii) any such partial assignment shall be in an amount at least equal to $5,000,000 or any integral multiple of $1,000,000 in excess thereof; (iii) each such assignment by a Bank of its Loans, Notes or

Commitment shall be made in such manner so that the same portion of its Loans, Notes and Commitment is assigned to the respective assignee; and (iv) each such assignment shall be effected by an Assignment and Acceptance in substantially the form of Exhibit H hereto. Upon execution and delivery by the assignee to the Company and the Administrative Agent of an Assignment and Acceptance pursuant to which such assignee agrees to become a "Bank" hereunder (if not already a Bank) having the Commitment and Loans specified in such instrument, and upon consent thereto by the Company and the Administrative Agent, to the extent required above, the assignee shall have, to the extent of such assignment (unless otherwise provided in such assignment with the consent of the Company and the Administrative Agent), the obligations, rights and benefits of a Bank hereunder holding the Commitment and Loans (or portions thereof) assigned to it (in addition to the Commitment and Loans, if any, theretofore held by such assignee) and the assigning Bank shall, to the extent of such assignment, be released from the Commitment (or portion thereof) so assigned. Upon each such assignment the assigning Bank shall pay the Administrative Agent an assignment fee of $3,000.

     (c) A Bank may sell or agree to sell to one or more other Persons a participation in all or any part of any Loans held by it, or in its Commitment, in which event each purchaser of a participation (a "Participant") shall be entitled to the rights and benefits of the provisions of Section 8.01(m) hereof with respect to its participation in such Loans and Commitment as if (and the Company shall be directly obligated to such Participant under such provisions as
if) such Participant were a "Bank" for purposes of said Section, but, except as otherwise provided in Section 4.07(c) hereof, shall not have any other rights or benefits under this Agreement or any Note (the Participant's rights against such Bank in respect of such participation to be those set forth in the agreements executed by such Bank in favor of the Participant). All amounts payable by the Company to any Bank under Section 5 hereof in respect of Loans held by it, and its Commitment, shall be determined as if such Bank had not sold or agreed to sell any participations in such Loans and Commitment, and as if such Bank were funding each of such Loan and Commitment in the same way that it is funding the portion of such Loan and Commitment in which no participations have been sold. In no event shall a Bank that sells a participation agree with the Participant to take or refrain from taking any action hereunder except that such Bank may agree with the Participant that it will not, without the consent of the Participant, agree to (i) increase or extend the term, or extend the time or waive any requirement for the reduction or termination, of such Bank's Commitment, (ii) extend the date fixed for the payment of principal of or interest on the related Loan or Loans or any portion of any fee hereunder payable to the Participant, (iii) reduce the amount of any such payment of principal, (iv) reduce the rate at which interest is payable thereon, or any fee hereunder payable to the Participant, to a level below the rate at which the Participant is entitled to receive such interest or fee, (v) alter the rights or obligations of the relevant Borrower to prepay the related Loans or (vi) consent to any modification, supplement or waiver hereof to the extent that the same, under Section 11.04 hereof, requires the consent of each Bank.

     (d) In addition to the assignments and participations permitted under the foregoing provisions of this Section 11.06, any Bank may (without notice to the Company, the Administrative Agent or any other Bank and without payment of any fee) (i) assign and pledge all or any portion of its Loans and its Note to any Federal Reserve Bank as collateral security pursuant to Regulation A and any Operating Circular issued by such Federal Reserve Bank and (ii) assign all or any portion of its rights under this Agreement and its Loans and its Note to an affiliate. No such assignment shall release the assigning Bank from its obligations hereunder.

     (e) A Bank may furnish any information concerning the Company or any of its Subsidiaries in the possession of such Bank from time to time to assignees and participants (including prospective assignees and participants), subject, however, to the provisions of Section 11.12(b) hereof.

     (f) Anything in this Section 11.06 to the contrary notwithstanding, no Bank may assign or participate any interest in any Loan held by it hereunder to the Company or any of its Affiliates or Subsidiaries without the prior consent of each Bank.

     11.07 Survival. The obligations of the Obligors under Sections 5.01, 5.05, and 11.03 hereof, and the obligations of the Banks under Section 10.05 hereof, shall survive the repayment of the Loans and the termination of the Commitments. In addition, each representation and warranty made, or deemed to be made by a notice of any Loan, herein or pursuant hereto shall survive the making of such representation and warranty, and no Bank shall be deemed to have waived, by reason of making any Loan, any Default that may arise by reason of such representation or warranty proving to have been false or misleading, notwithstanding that such Bank or the Administrative Agent may have had notice or knowledge or reason to believe that such representation or warranty was false or misleading at the time such Loan was made.

     11.08 Captions. The table of contents and captions and section headings appearing herein are included solely for convenience of reference and are not intended to affect the interpretation of any provision of this Agreement.

     11.09 Counterparts. This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument and any of the parties hereto may execute this Agreement by signing any such counterpart.

     11.10 Governing Law; Submission to Jurisdiction. This Agreement, each Designation Letter and the Notes shall be governed by, and construed in accordance with, the law of the State of New York. Each Obligor hereby submits to the nonexclusive jurisdiction of the United States District Court for the Southern District of New York and of any New York state court sitting in New York County for the purposes of all legal proceedings arising out of or relating to this Agreement or the transactions contemplated hereby. Each Obligor irrevocably waives, to the fullest extent permitted by applicable law, any objection that it may now or hereafter have to the laying of the venue of any such proceeding brought in such a court and any claim that any such proceeding brought in such a court has been brought in an inconvenient forum. Each Obligor hereby agrees that service of process in any such action or proceeding brought in New York may be made upon such Obligor by service upon the Company at the "Address for Notices" specified below its name on the signature pages hereof and each Approved Borrower hereby irrevocably appoints the Company as its authorized agent ("Process Agent") to accept, on its behalf, such service of process.

     11.11 Waiver of Jury Trial. EACH OF THE OBLIGORS, THE ADMINISTRATIVE AGENT AND THE BANKS HEREBY IRREVOCABLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY AND ALL RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY.

     11.12 Treatment of Certain Information; Confidentiality.

     (a) The Company acknowledges that from time to time financial advisory, investment banking and other services may be offered or provided to the Company or one or more of its Subsidiaries (in connection with this Agreement or otherwise) by any Bank or by one or more subsidiaries or affiliates of such Bank and the Company hereby authorizes each Bank to share any information delivered to such Bank by the Company and its Subsidiaries pursuant to this Agreement, or in connection with the decision of such Bank to enter into this Agreement, to any such subsidiary or affiliate, it being understood that any such subsidiary or affiliate receiving such information shall be bound by the provisions of clause (b) below as if it were a Bank hereunder. Such authorization shall survive the repayment of the Loans and the termination of the Commitments.

     (b) Each Bank and the Administrative Agent agrees (on behalf of itself and each of its affiliates, directors, officers, employees and representatives) to use reasonable precautions to keep confidential, in accordance with their customary procedures for handling confidential information of the same nature and in accordance with safe and sound banking practices, any non-public information supplied to it by the Company pursuant to this Agreement that is identified by the Company as being confidential at the time the same is delivered to the Banks or the Administrative Agent, provided that nothing herein shall limit the disclosure of any such information (i) to the extent required by statute, rule, regulation or judicial process, (ii) to counsel for any of the Banks or the Administrative Agent, (iii) to bank examiners, auditors or accountants, (iv) to the Administrative Agent or any other Bank (or to Chase Securities, Inc.), (v) in connection with any litigation to which any one or more of the Banks or the Administrative Agent is a party, (vi) to a subsidiary or affiliate of such Bank as provided in clause (a) above or (vii) to any assignee or participant (or prospective assignee or participant) so long as such assignee or participant (or prospective assignee or participant) first executes and delivers to the respective Bank a Confidentiality Agreement substantially in the form of Exhibit E hereto; provided, further, that in no event shall any Bank or the Administrative Agent be obligated or required to return any materials furnished by the Company. The obligations of each Bank under this Section 11.12 shall supersede and replace the obligations of such Bank under the confidentiality letter in respect of this financing signed and delivered by such Bank to the Company prior to the Restatement Date; in addition, the obligations of any assignee that has executed a Confidentiality Agreement in the form of Exhibit E hereto shall be superseded by this Section 11.12 upon the date upon which such assignee becomes a Bank hereunder pursuant to Section 11.06 hereof.

     11.13 Loans under the Existing Credit Agreement. On the Amendment Effective Date, the Loans (as defined in the Existing Credit Agreement) held by the Lenders (as defined in the Existing Credit Agreement) under the Existing Credit Agreement ("Existing Loans") shall automatically, and without any action on the part of any Person, be treated as Money Market Loans hereunder held by such Lenders and maturing on the last day of then current Interest Period of such Existing Loans on the Amendment Effective Date with an interest rate equal to the interest rate payable thereon on the Amendment Effective Date.

     Section 12. Guarantee.

     12.01 Guarantee. The Guarantor hereby guarantees to each Bank and the Administrative Agent and their respective successors and assigns the prompt payment in full when due (whether at stated maturity, by acceleration or otherwise) of the principal of and interest on the Loans made by the Banks to, and the Notes held by each Bank of, any Approved Borrower and all other amounts from time to time owing to the Banks or the Administrative Agent by any Approved Borrower under this Agreement pursuant to its Designation Letter and under the Notes, in each case strictly in accordance with the terms thereof (such obligations being herein collectively called the "Guaranteed Obligations"). The Guarantor hereby further agrees that the Guarantee created by this Section 12 is a Guarantee of payment and not a Guarantee of collection and if any Approved Borrower shall fail to pay in full when due (whether at stated maturity, by acceleration or otherwise) any of the Guaranteed Obligations, the Guarantor will promptly pay the same, without demand or notice whatsoever, and that in the case of any extension of time of payment or renewal of any of the Guaranteed Obligations, the same will be promptly paid in full when due (whether at extended maturity, by acceleration or otherwise) in accordance with the terms of such extension or renewal.

     12.02  Obligations  Unconditional.  The  obligations of the Guarantor under
Section 12.01 hereof are absolute and unconditional irrespective of the value, genuineness, validity, regularity or enforceability of the obligations of any Approved Borrower under this Agreement, the Notes or any other agreement or instrument referred to herein or therein (including, without limitation, any Designation Letter), or any substitution, release of exchange of any other guarantee of or security for any of the Guaranteed Obligations, and, to the fullest extent permitted by applicable law, irrespective of any other circumstance whatsoever which might otherwise constitute a legal or equitable discharge or defense of a surety or guarantor, it being the intent of this
Section 12.02 that the obligations of the Guarantor hereunder shall be absolute and unconditional under any and all circumstances. Without limiting the generality of the foregoing, it is agreed that the occurrence of any one or more of the following shall not affect the liability of the Guarantor hereunder:

     (i) at any time or from time to time, without notice to the Guarantor, the time for any performance of or compliance with any of the Guaranteed Obligations shall be extended, or such performance or compliance shall be waived;

     (ii) any of the acts mentioned in any of the provisions of this Agreement or the Notes or any other agreement or instrument referred to herein or therein shall be done or omitted; or

     (iii) the maturity of any of the Guaranteed Obligations shall be accelerated, or any of the Guaranteed Obligations shall be modified, supplemented or amended in any respect, or any right under this Agreement or the Notes or any other agreement or instrument referred to herein or therein shall be waived or any other guarantee of any of the Guaranteed Obligations or any security therefor shall be released or exchanged in whole or in part or otherwise dealt with.

The Guarantor hereby expressly waives diligence, presentment, demand of payment, protest and all notices whatsoever, and any requirement that the Administrative Agent or any Bank exhaust any right, power or remedy or proceed against any Approved Borrower under this Agreement or the Notes or any other agreement or instrument referred to herein or therein, or against any other Person under any other guarantee of, or security for, any of the Guaranteed Obligations.

     12.03  Reinstatement.  The  obligations of the Guarantor under this Section
12.03 shall be automatically reinstated if and to the extent that for any reason any payment by or on behalf of any Approved Borrower in respect of the Guaranteed Obligations is rescinded or must be otherwise restored by any holder of any of the Guaranteed Obligations, whether as a result of any proceedings in bankruptcy or reorganization or otherwise and the Guarantor agrees that it will indemnify the Administrative Agent and each Bank on demand for all reasonable costs and expenses (including, without limitation, fees of counsel) incurred by the Administrative Agent or such Bank in connection with such rescission or restoration, including any such costs and expenses incurred in defending against any claim alleging that such payment constituted a preference, fraudulent transfer or similar payment under any bankruptcy, insolvency or similar law.

     12.04 Subrogation. The Guarantor hereby waives all rights of subrogation or contribution, whether arising by operation of law (including, without limitation, any such right arising under the Bankruptcy Code) or otherwise, by reason of any payment by it pursuant to the provisions of this Section 12 and further agrees that for the benefit of each of its creditors (including, without limitation, each Bank and the Administrative Agent) that any such payment by it of the Guaranteed Obligations of any Approved Borrower shall constitute a contribution of capital by the Guarantor to such Approved Borrower.

     12.05 Remedies. The Guarantor agrees that, as between the Guarantor and the Banks, the obligations of any Approved Borrower under this Agreement and the Notes may be declared to be forthwith due and payable as provided in Section 9 hereof (and shall be deemed to have become automatically due and payable in the circumstances provided in said Section 9) for purposes of Section 12.01 hereof notwithstanding any stay, injunction or other prohibition preventing such declaration (or such obligations from becoming automatically due and payable) as against any Approved Borrower and that, in the event of such declaration (or such obligations being deemed to have become automatically due and payable), such obligations (whether or not due and payable by such Approved Borrower) shall forthwith become due and payable by the Guarantor for purposes of said
Section 12.01.

     12.06 Continuing Guarantee. The guarantee in this Section 12 is a continuing guarantee, and shall apply to all Guaranteed Obligations whenever arising.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the day and year first above written.

                               INTEGON CORPORATION


                              By /s/ Jeff McConnell
                              ---------------------
                                 V.P. Treasurer

                              Address for Notices:

                               Integon Corporation
                              500 West Fifth Street
                       Winston-Salem, North Carolina 27152

                           Attention: Donald F. McKee
                             Senior Vice President &
                             Chief Financial Officer

                         Telecopier No.: (919) 770-2747

                          Telephone No.: (919) 770-3989

                                      BANKS
                                      -----

Commitment
                            THE CHASE MANHATTAN BANK

$25,000,000
                            By /s/ Isolde G. O'Hanlon
                            -------------------------
                                Managing Director

                          Lending Office for all Loans:

                            The Chase Manhattan Bank
                             1 Chase Manhattan Plaza
                            New York, New York 10081

                              Address for Notices:

                            The Chase Manhattan Bank
                             1 Chase Manhattan Plaza
                            New York, New York 10081

                          Attention: Isolde G. O'Hanlon

                         Telecopier No.: (212) 552-3651

                          Telephone No.: (212) 552-7663

Commitment
                          FIRST UNION NATIONAL BANK OF
                                 NORTH CAROLINA
$25,000,000

                              By /s/ Gail Golightly
                             -----------------------
                              Senior Vice President

                          Lending Office for All Loans:

                   First Union National Bank of North Carolina
                          One First Union Center, DC-5
                            Charlotte, NC 28288-0735

                              Address for Notices:

                   First Union National Bank of North Carolina
                          One First Union Center, DC-5
                            Charlotte, NC 28288-0735

                            Attention Tammy Anderson

                         Telecopier No.: (704) 383-7611

                          Telephone No.: (704) 374-6928

Commitment

            DEUTSCHE BANK AG, NEW YORK AND/OR CAYMAN ISLANDS BRANCH
$15,000,000

                             By /s/ Eckhard Osenberg
                             -----------------------
                            Assistant Vice President


                            By /s/ Louis Caltavutoro
                            ------------------------
                            Assistant Vice President

                          Lending Office for all Loans:

             Deutsche Bank AG, New York and/or Cayman Islands Branch
                               31 West 52nd Street
                            New York, New York 10019

                              Address for Notices:

             Deutsche Bank AG, New York and/or Cayman Islands Branch
                               31 West 52nd Street
                            New York, New York 10019

                             Attention: Susan Maros

                         Telecopier No.: (212) 474-8104

                          Telephone No.: (212) 474-8108

Commitment
                                  CRESTAR BANK

$10,000,000
                             By /s/ Keith A. Hubbard
                             -----------------------
                              Senior Vice President

                          Lending Office for all Loans:

                                  Crestar Bank
                              919 East Main Street
                          Richmond, Virginia 23261-6665

                              Address for Notices:

                                  Crestar Bank
                              919 East Main Street
                          Richmond, Virginia 23261-6665

                             Attention: James Duval

                         Telecopier No.: (804) 782-5413

                          Telephone No.: (804) 782-7558

                            THE CHASE MANHATTAN BANK,
                             as Administrative Agent


                            By /s/ Isolde G. O'Hanlon
                           ---------------------------
                                Managing Director

                             Address for Notices to
                         Chase as Administrative Agent:

                            The Chase Manhattan Bank
                              140 East 45th Street
                                   29th Floor
                            New York, New York 10017

                         Attention: Agent Bank Services

                         Telecopier No.: (212) 622-0122

                          Telephone No.: (212) 622-0004

[SCHEDULE I]


                                  Subsidiaries


                               [See Section 7.13]

     THE  ACTUAL  AGREEMENT  INCLUDED  AN  ORGANIZATION   STRUCTURE  OF  INTEGON
CORPORATION. WE HAVE ATTEMPTED TO DUPLICATE THAT INFORMATION IN TEXT FORM ON THE NEXT PAGE.

SCHEDULE ONE
                    INTEGON CORPORATION AND ITS SUBSIDIARIES
                            ORGANIZATIONAL STRUCTURE

      Integon Corporation (DE)(1)
      I.   Integon Non-Life Holdings Corporation (DE)(1)
           A.   Integon P&C Corporation (DE)(1)
                1.    Integon General Insurance Corporation (NC)(1)
                2.    Integon Indemnity Corporation (NC)(1)
                3.    Integon Specialty Insurance Company (NC)(1)
                4.    New South Insurance Company (NC)(1)
                5.    Salem Underwriters, Inc. (NC)(1)
     II.   Integon National Insurance Company (NC)(1)
                1.    Integon Casualty Insurance Company (NC)(2)
                2.    Burlington Acceptance Corporation (NC)(2)
    III.   Integon Preferred Insurance Company (NC)(1)
     IV.   Integon of Texas Limited Partnership (NC)(1)(4)
      V.   Integon Services Company (NC)(1)
           A.   The Winston-Salem Downtown Center, Inc. (NC)(1)
     VI.   Integon Corporation II (DE)(1)
    VII.   Integon International, Ltd. (Bermuda)(5)
   VIII.   Integon Equipment Leasing, L.L.C. (NC)(1)(3)
     IX.   The Integon Home Office Building, L.L.C. (NC)(1)(3)

  *   All companies 100% owned unless otherwise noted.
(1)   500 West Fifth Street       (4)  Salem Underwriters, Inc., General Partner
      P. O. Box 3199                   Integon Corporation, Limited Partner
      Winston-Salem, NC 27152
                                  (5)  Craig Appin House
(2)   3060 South Church Street         Wesley Street
      Burlington, NC 27215             Hamilton HM FX, Bermuda

(3)   Owned 19% Indemnity, 19% General,
      13% New South,  3% Specialty, 3% Preferred,
      40% National, 3% Casualty

SCHEDULE II



                    INTEGON CORPORATION AND ITS SUBSIDIARIES
                         Approved Investment Guidelines

SCHEDULE TWO

INTEGON CORPORATION
GENERAL INVESTMENT PARAMETERS
(BASED ON GAAP AMORTIZED COST)

                                                                                               CURRENT
                                                                         NEW PARAMETERS         LEVEL
                                                                         --------------        --------
                                                                      MINIMUM %  MAXIMUM %     06/30/96
                                                                      ---------  ---------     --------
TYPE
Cash Equivalent Investments                                               3.00%   100.00%       7.0%

Bonds & Redeemable Preferred Stocks
US Government (1)                                                         5.00%    95.00%      15.4%
Municipals                                                                0.00%    70.00%      29.8%
Corporate                                                                 0.00%    95.00%      29.3%
Foreign (US$ Denominated Only)                                            0.00%     5.00%       2.2%
Collateral Backed Securities (No POs, IOs, Residuals, Inverse             0.00%    20.00%      15.1%
Floaters), (Cash Flows must be modeled on Bloomberg) (3)
Structured Notes (4)                                                      0.00%     0.00%       0.6%
Other Long Term Investments                                               0.00%     5.00%       0.5%
Equities & Nonredeemable Preferred Stocks                                 0.00%    20.00%       0.0%

DURATION
Average Duration                                                          2 yrs     6 yrs       4.76 yrs

CREDIT QUALITY
Average Credit Quality                                                        A                 Aa2
Minimum Credit Rating @ time of purchase                                      A                 Baa (5)

ISSUER LIMITS
Size from any single issuer                                               0.00%     2.00%       1.85%
Investments in one industry                                               0.00%    10.00%       7.57%

OTHER PARAMETERS
Total Private Placements (No foreign, Tax Exempts, Collateral             0.00%    10.00%       3.54%
Backed Securities) (6)


(1)       Minimum liquidity for security transactions purposes.
(2) North Carolina limitation (Excluding Canadian securities and US Government backed) and based upon statutory admitted assets.
(3) No additional CMOs until software is in place to perform scenario testing.
(4) Busted structured notes trading under worst case scenario may be purchased. All securities owned at 6/30/96 were acquired as busted structured notes.
(5)       Purchases of Baa securities made prior to adoption of new parameters.
(6) The Company's portion of private placements must not exceed 20%, and the private placement must be underwritten by a nationally recognized company.

EXHIBIT A-1

                            [Form of Syndicated Note]


                                 PROMISSORY NOTE

                                                               _________, 199_
                                                             New York, New York

     FOR VALUE RECEIVED, (INSERT NAME OF BORROWER), a (Delaware/North Carolina) corporation (the "Borrower"), hereby promises to pay to __________ (the "Bank"), for account of its respective Applicable Lending Offices provided for by the Credit Agreement referred to below, at the principal office of The Chase Manhattan Bank at 1 Chase Manhattan Plaza, New York, New York 10081, the agregate unpaid principal amount of the Syndicated Loans made by the Bank to the Borrower under the Credit Agreement, in lawful money of the United States of America and in immediately available funds, on the dates and in the principal amounts provided in the Credit Agreement, and to pay interest on the unpaid principal amount of each such Syndicated Loan, at such office, in like money and funds, for the period commencing on the date of such Syndicated Loan until such Syndicated Loan shall be paid in full, at the rates per annum and on the dates provided in the Credit Agreement.

     The date, amount, Type, interest rate and duration of Interest Period (if applicable) of each Syndicated Loan made by the Bank to the Borrower, and each payment made on account of the principal thereof, shall be recorded by the Bank on its books and, prior to any transfer of this Note, endorsed by the Bank on the schedule attached hereto or any continuation thereof, provided that the failure of the Bank to make any such recordation or endorsement shall not affect the obligations of the Borrower to make a payment when due of any amount owing under the Credit Agreement or hereunder in respect of the Syndicated Loans made by the Bank.

     This Note is one of the Notes referred to in the Amended and Restated Credit Agreement dated as of October 12, 1993, and amended and restated as of July 25, 1996 (as modified and supplemented and in effect from time to time, the "Credit Agreement") between Integon Corporation, the lenders named therein and The Chase Manhattan Bank, as Administrative Agent, and evidences Syndicated Loans made by the Bank thereunder. Terms used but not defined in this Note have the respective meanings assigned to them in the Credit Agreement.

     The Credit Agreement provides for the acceleration of the maturity of this Note upon the occurrence of certain events and for prepayments of Loans upon the terms and conditions specified therein.

     Except as permitted by Section 11.06 of the Credit Agreement, this Note may not be assigned by the Bank to any other Person.

     This Note shall be governed by, and construed in accordance with, the law of the State of New York.

                               * [NAME OF BORROWER


                           By_________________________
                                     Title:

For value received, Integon Corporation hereby unconditionally guarantees to the holder of this Note the prompt payment in full when due (whether at stated maturity, by acceleration, by option prepayment or otherwise) of the principal of and interest on this Note, hereby expressly waiving diligence, presentment, demand for payment, protest and all notices whatsoever.]

                               INTEGON CORPORATION


                           By_________________________
                                     Title:









- ----------------------------

* Use bracketed language if the Borrower named herein is an Approved Borrower.

Page 2 of Exhibit A-1

                          SCHEDULE OF SYNDICATED LOANS

     This Note evidences Syndicated Loans made, Continued or Converted under the within-described Credit Agreement to the Borrower named herein, on the dates, in the principal amounts, of the Types, bearing interest at the rates and having Interest Periods (if applicable) of the durations set forth below, subject to the payments, Continuations, Conversions and prepayments of principal set forth below:

                                           Amount
  Date     Prin-                            Paid,
  Made,    cipal                 Duration  Prepaid,  Unpaid
Continued  Amount  Type             of    Continued  Prin-
   or        of     of  Interest Interest    or      cipal  Notation
Converted   Loan   Loan   Rate    Period  Converted  Amount  Made by
- ---------   ----   ----   ----    ------  ---------  ------ --------


Page 3 of Exhibit A-1

EXHIBIT A-2

                           [Form of Money Market Note]

                                 PROMISSORY NOTE



                                                             ____________, 199_
                                                             New York, New York

     FOR VALUE RECEIVED, [INSERT NAME OF BORROWER], a [Delaware/North Carolina] corporation (the "Company"), hereby promises to pay to __________________ (the "Bank"), for account of its respective Applicable Lending Offices provided for by the Credit Agreement referred to below, at the principal office of The Chase Manhattan Bank at 1 Chase Manhattan Plaza, New York, New York 10081, the aggregate unpaid principal amount of the Money Market Loans made by the Bank to the Company under the Credit Agreement, in lawful money of the United States of America and in immediately available funds, on the dates and in the principal amounts provided in the Credit Agreement, and to pay interest on the unpaid principal amount of each such Money Market Loan, at such office, in like money and funds, for the period commencing on the date of such Money Market Loan until such Money Market Loan shall be paid in full, at the rates per annum and on the dates provided in the Credit Agreement.

     The date, amount, Type, interest rate and maturity date of each Money Market Loan made by the Bank to the Company, and each payment made on account of the principal thereof, shall be recorded by the Bank on its books and, prior to any transfer of this Note, endorsed by the Bank on the schedule attached hereto or any continuation thereof, provided that the failure of the Bank to make any such recordation or endorsement shall not affect the obligations of the Company to make a payment when due of any amount owing under the Credit Agreement or hereunder in respect of the Money Market Loans made by the Bank.

     This Note is one of the Money Market Notes referred to in the Amended and Restated Credit Agreement dated as of October 12, 1993, and amended and restated as of July 25, 1996 (as modified and supplemented and in effect from time to time, the "Credit Agreement") between the Company, the lenders party thereto (including the Bank) and The Chase Manhattan Bank, as Administrative Agent, and evidences Money Market Loans made by the Bank thereunder. Terms used but not defined in this Note have the respective meanings assigned to them in the Credit Agreement.

     The Credit Agreement provides for the acceleration of the maturity of this Note upon the occurrence of certain events and for prepayments of Money Market Loans upon the terms and conditions specified therein.

     Except as permitted by Section 11.06 of the Credit Agreement, this Note may not be assigned by the Bank to any other Person.

     This Note shall be governed by, and construed in accordance with, the law of the State of New York.


                               * [NAME OF BORROWER


                           By_________________________
                                     Title:

For value received, Integon Corporation hereby unconditionally guarantees to the holder of this Note the prompt payment in full when due (whether at stated maturity, by acceleration, by option prepayment or otherwise) of the principal of and interest on this Note, hereby expressly waiving diligence, presentment, demand for payment, protest and all notices whatsoever.]

                               INTEGON CORPORATION


                           By_________________________
                                     Title:








- ----------------------------

* Use bracketed language if the Borrower named herein is an Approved Borrower.

Page 2 of Exhibit A-2

                                SCHEDULE OF LOANS

     This Note evidences Loans made under the within- described Credit Agreement to the Company, on the dates, in the principal amounts, of the Types, bearing interest at the rates and maturing on the dates set forth below, subject to the payments and prepayments of principal set forth below:




     Principal
Date  Amount   Type          Maturity   Amount   Unpaid
 of     of      of  Interest  Date of  Paid or  Principal  Notation
Loan   Loan    Loan   Rate     Loan    Prepaid   Amount     Made by
- ----   ----    ----   ----    ------   -------  -------    --------




Page 3 of Exhibit A-3

EXHIBIT B-1


                          [Form of Designation Letter]
                                                                          [Date]


The Chase Manhattan Bank,
  as Administrative Agent for
  the Banks referred to below
140 East 45th Street
29th Floor
New York, New York  10017

Attention:  Agent Bank Services

Ladies and Gentlemen:

                  We make reference to the Amended and Restated Credit Agreement (as further amended, modified and supplemented and in effect from time to time, the "Credit Agreement") dated as of October 12, 1993, and amended and restated as of July 25, 1996 among Integon Corporation (the "Company"), the banks named therein (the "Banks") and The Chase Manhattan Bank, as agent (in such capacity, the "Administrative Agent"). Terms defined in the Credit Agreement are used herein as defined therein.

                  Subject to the approval of the Banks (to be evidenced by your signing at the place below indicated and returning to the Company the enclosed copy of this letter) the Company hereby designates _________________ (the "Approved Borrower"), a Wholly-Owned Subsidiary of the Company, a corporation duly incorporated under the laws of the State of North Carolina, as a Borrower in accordance with Section 2.09 of the Credit Agreement until such designation is terminated in accordance with said Section 2.09.

                  The Approved Borrower hereby accepts the above designation and hereby expressly and unconditionally accepts the obligations of a Borrower under the Credit Agreement, adheres to the Credit Agreement and agrees and confirms that, upon your execution and return to the Company of the enclosed copy of this letter, it shall be a Borrower for purposes of the Credit Agreement and agrees to be bound by and to perform and comply with the terms and provisions of the Credit Agreement applicable to it as if it had originally executed the Credit Agreement. The Approved Borrower hereby authorizes and empowers the Company to act as its representative and attorney-in-fact for the purposes of signing documents and giving and receiving notices (including notices of borrowing under Section 4.05 of the Credit Agreement) and other communications in connection with the Credit Agreement and the transactions contemplated thereby and for the purposes of modifying or amending any provision of the Credit Agreement and further agrees that the Administrative Agent and each Bank may conclusively rely on the foregoing authorization.

                  The Company hereby confirms its obligations under Section 12 of the Credit Agreement with respect to the Approved Borrower.

                  The Company hereby represents and warrants to the Administrative Agent and each Bank that, before and after giving effect to this Designation Letter, (i) the representations and warranties set forth in Part A of Section 7 of the Credit Agreement are true and correct on the date hereof as if made on and as of the date hereof and (ii) no Default has occurred and is continuing.

                  The Approved Borrower hereby represents and warrants to the Administrative Agent and each Bank that, after giving effect to this Designation Letter, the representations and warranties set forth in Part B of Section 7 of the Credit Agreement are true and correct on the date hereof.

                  The Approved Borrower hereby agrees that this Designation Letter, the Credit Agreement and the Notes shall be governed by, and construed in accordance with, the law of the State of New York. The Approved Borrower hereby submits to the nonexclusive jurisdiction of the United States District Court for the Southern District of New York and of any New York state court sitting in New York County for the purposes of all legal proceedings arising out of or relating to this Designation Letter, the Credit Agreement or the transactions contemplated thereby. The Approved Borrower irrevocably waives, to the fullest extent permitted by law, any objection which it may now or hereafter have to the laying of the venue of any such proceeding brought in such a court and any claim that any such proceeding brought in such a court has been brought in an inconvenient forum. The Approved Borrower further agrees that service of process in any such action or proceeding brought in New York may be made upon it by service upon the Company at the "Address for Notice" specified below its names of the signature pages to the Credit Agreement and the Credit Agreement and the Approved Borrower hereby irrevocably appoints the Company as its authorized agent ("Process Agent") to accept, on behalf of it and its property such service of process.


Page 2 of Exhibit B-1

     THE APPROVED BORROWER IRREVOCABLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY LAW, ANY AND ALL RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDING ARISING OUT OF OR RELATING TO THIS DESIGNATION LETTER, THE CREDIT AGREEMENT OR THE TRANSACTIONS CONTEMPLATED THEREBY.

                               INTEGON CORPORATION


                          By__________________________
                                     Title:

                           [NAME OF APPROVED BORROWER]


                          By__________________________
                                     Title:

                                [insert address]

Consent and Agree:

THE CHASE MANHATTAN BANK,
  as Administrative Agent for
  and on behalf of the Banks


By_______________________
  Title:


Date:____________________




Page 3 of Exhibit B-1

EXHIBIT B-2

                          [Form of Termination Letter]


                                                                          [Date]

The Chase Manhattan Bank,
  as Administrative Agent for
  the Banks referred to below
140 East 45th Street
29th Floor
New York, New York  10017

Attention:  Agent Bank Services

Ladies and Gentlemen:

                  We make reference to the Amended and Restated Credit Agreement dated as of October 12, 1993, and amended and restated as of July 25, 1996 (as further amended, modified and supplemented and in effect from time to time, the "Credit Agreement") among Integon Corporation (the "Company"), the banks named therein (the "Banks") and The Chase Manhattan Bank as agent (in such capacity, the "Administrative Agent"). Terms defined in the Credit Agreement are used herein as defined therein.

                  The Company hereby terminates the status as an Approved Borrower of _______________, a corporation incorporated under the laws of the State of North Carolina, in accordance with Section 2.09 of the Credit Agreement, effective as of the date of receipt of this notice by the Administrative Agent. The undersigned hereby represent and warrant that all principal and interest on all Notes of the above-referenced Approved Borrower and all other amounts payable by such Approved Borrower pursuant to the Credit Agreement have been paid in full on or prior to the date hereof. Notwithstanding the forgoing, this Termination Letter shall not affect any obligation which by the terms of the Credit Agreement survives termination thereof.

                               INTEGON CORPORATION


                            By_______________________
                                     Title:

                           [NAME OF APPROVED BORROWER]


                            By_______________________
                                     Title:

EXHIBIT C-1
                   [Form of Opinion of Counsel to the Company]

                                                      (Amendment Effective Date]

Each of the Banks party
  to the Credit Agreement
  referred to below and

The Chase Manhattan Bank,
  as Administrative Agent
  for said Banks
140 East 45th Street
29th Floor
New York, New York  10017

Ladies and Gentlemen:

                  I have acted as counsel to Integon Corporation (the "Company") in connection with (i) the Amended and Restated Credit Agreement (the "Credit Agreement") dated as of October 12, 1993, and amended and restated as of July 25, 1996 between the Company, the Banks party thereto and The Chase Manhattan Bank, as Administrative Agent for said Banks, and (ii) the various other agreements and instruments referred to in the next following paragraph. Terms defined in the Credit Agreement are used herein as defined therein. This opinion is being delivered pursuant to Section 6.01A(c) of the Credit Agreement.

                  In rendering the opinion expressed below, I have examined the following agreements, instruments and other documents:

                  (a)      the Credit Agreement;

                  (b)      the Notes; and

                  (c) such corporate records of the Company and such other documents as I have deemed necessary as a basis for the opinions expressed below.

The agreements, instruments and other documents referred to in the foregoing lettered clauses (other than clause (c) above) are collectively referred to as the "Credit Documents".

                  In my examination, I have assumed the genuineness of all signatures, the authenticity of all documents submitted to me as originals and the conformity with authentic original documents of all documents submitted to me as copies. When relevant facts were not independently established, I have relied upon statements of governmental officials and upon representations made in or pursuant to the Credit Documents and certificates of appropriate representatives of the Company.

                  In rendering the opinions expressed below, I have assumed, with respect to all of the documents referred to in this opinion letter, that (except, to the extent set forth in the opinions expressed below, as to the Company):

     (i) such  documents  have been duly  authorized by, have been duly executed
and  delivered  by,  and  constitute  legal,  valid,   binding  and  enforceable
obligations of, all of the parties to such documents;

     (ii) all signatories to such documents have been duly authorized; and

     (iii) all of the parties to such documents are duly organized and validly existing and have the power and authority (corporate or other) to execute, deliver and perform such documents.

     Based upon and subject to the foregoing and subject also to the comments and qualifications set forth below, and having considered such questions of law as I have deemed necessary as a basis for the opinions expressed below, I am of the opinion that:

     1. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware. Each Subsidiary of the Company is a corporation duly organized, validly existing and in good standing under the laws of the respective state indicated opposite its name in Schedule I to the Credit Agreement. The Company is duly qualified to transact business in such other jurisdictions, and each of its Subsidiaries is duly qualified to transact business in all such jurisdictions, in which the nature of the business conducted by it therein makes such qualification necessary and where failure so to qualify could (either individually or in the aggregate) have a Material Adverse Effect.

     2. The Company has all requisite corporate power to execute and deliver, and to perform its obligations under, the Credit Documents. The Company has all requisite corporate power to borrow under the Credit Agreement and to guarantee the Guaranteed Obligations of any Approved Borrower.

Page 2 of Exhibit C-1

     3. The execution, delivery and performance by the Company of each Credit Document, and the borrowings by the Company under the Credit Agreement and the guaranteeing of the Guaranteed Obligations of the Approved Borrowers, have been duly authorized by all necessary corporate action on the part of the Company.

     4. Each Credit Document has been duly executed and delivered by the Company.

     5. Under North Carolina conflict of laws principles, the stated choice of New York law to govern the Credit Documents will be honored by the courts of the State of North Carolina and the Credit Documents will be construed in accordance with, and will be treated as being governed by, the law of the State of New York. However, if the Credit Documents were stated to be governed by and construed in accordance with the law of the State of North Carolina, or if a North Carolina court were to apply the law of the State of North Carolina to the Credit Documents, each Credit Document would constitute the legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms, except as may be limited by bankruptcy, insolvency, reorganization, moratorium, fraudulent conveyance or transfer or other similar laws relating to or affecting the rights of creditors generally and except as the enforceability of the Credit Documents is subject to the application of general principles of equity (regardless of whether considered in a proceeding in equity or at law), including, without limitation, (a) the possible unavailability of specific performance, injunctive relief or any other equitable remedy and (b) concepts of materiality, reasonableness, good faith and fair dealing.

     6. No authorization, approval or consent of, and no filing or registration with, any governmental or regulatory authority or agency of the United States of America or the State of North Carolina is required on the part of the Company for the execution, delivery or performance by the Company of any of the Credit Documents or for the borrowings by the Company under the Credit Agreement.

     7. The execution, delivery and performance by the Company of, and the consummation by the Company of the transactions contemplated by, the Credit Documents do not and will not (a) violate any provision of its charter or by-laws, (b) violate any applicable law, rule or regulation, (c) violate any order, writ, injunction or decree of any court or governmental authority or agency or any arbitral award applicable to the Company or any of its

Page 3 of Exhibit C-1

Subsidiaries of which I have knowledge (after due inquiry) or (d) result in a breach of, constitute a default under, require any consent under, or result in the acceleration or required prepayment of any indebtedness pursuant to the terms of, any agreement or instrument of which I have knowledge (after due inquiry) to which the Company or any of its Subsidiaries is a party or by which any of them or any of their Property is bound or to which any of them is subject.

     8. Except as disclosed to the Banks in writing prior to the date of the Credit Agreement, I have no knowledge (after due inquiry) of any legal or arbitral proceedings, or any proceedings by or before any governmental or regulatory authority or agency, pending or threatened against or affecting the Company or any of its Subsidiaries or any of their respective Properties that, if adversely determined, could (either individually or in the aggregate) have a Material Adverse Effect.

     9. The Company is not an "investment company", or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended.

     10. The Company is not a "holding company", or an "affiliate" of a "holding company" or a "subsidiary company" of a "holding company", within the meaning of the Public Utility Holding Company Act of 1935, as amended.

     The  foregoing   opinions  are  subject  to  the  following   comments  and
qualifications:

                  (A)  The   enforceability  of  Section  11.03  of  the  Credit
         Agreement may be limited by laws rendering unenforceable (i) indemnification contrary to Federal or state securities laws and the public policy underlying such laws and (ii) the release of a party from, or the indemnification of a party against, liability for its own wrongful or negligent acts under certain circumstances.

                  (B) The enforceability of provisions in the Credit Agreement to the effect that terms may not be waived or modified except in writing may be limited under certain circumstances.

                  (C) I express no opinion as to (i) the effect of the laws of any jurisdiction in which any Bank is located (other than the State of North Carolina) that limit the interest, fees or other charges such Bank may impose, (ii) Section 4.07(c) of the Credit Agreement, (iii) the second paragraph of Section 11.01 of the Credit Agreement, (iv) the second sentence of Section 11.10 of the Credit Agreement, insofar as such sentence relates to the subject matter jurisdiction of the United

Page 4 of Exhibit C-1

         States District Court for the Southern District of New York to adjudicate any controversy related to the Credit Documents, and (v) the waiver of inconvenient forum set forth in Section 11.10 of the Credit Agreement with respect to proceedings in the United States District Court for the Southern District of New York.

                  (D) Clause (iii) of the second sentence of Section 12.02 of the Credit Document may not be enforceable to the extent that the Guaranteed Obligations are materially modified.

                  The foregoing opinions are limited to matters involving the Federal laws of the United States of America, the Delaware General Corporation Law and the law of the State of North Carolina, and I do not express any opinion as to the laws of any other jurisdiction.

                  At the request of my clients, this opinion letter is, pursuant to Section 6.01A(c) of the Credit Agreement, provided to you by me and may not be relied upon by any Person for any purpose other than in connection with the transactions contemplated by the Credit Agreement without, in each instance, my prior written consent.

                                Very truly yours,

                             /s/ John B. Yorke, Esq.
                             -----------------------
                               John B. Yorke, Esq.
                               Vice President and
                            Corporate General Counsel

Page 5 of Exhibit C-1

EXHIBIT C-2
              [Form of Opinion of Counsel to an Approved Borrower]

                                                                          [Date]

Each of the Banks party to
  the Credit Agreement
  referred to below and

The Chase Manhattan Bank,
  as Administrative Agent
  for said Banks
140 East 45th Street
29th Floor
New York, New York  10017

Ladies and Gentlemen:

                  I have acted as counsel to [Name of Approved Borrower] (the "Approved Borrower") in connection with (i) the Amended and Restated Credit Agreement (the "Credit Agreement") dated as of October 12, 1993, and amended and restated as of July 25, 1996 between Integon Corporation (the "Company"), the Banks party thereto and The Chase Manhattan Bank, as Administrative Agent for said Banks, and (ii) the various other agreements and instruments referred to in the next following paragraph. Terms defined in the Credit Agreement are used herein as defined therein. This opinion is being delivered pursuant to Section 6.01B(c) of the Credit Agreement.

                  In rendering the opinion expressed below, I have examined the following agreements, instruments and other documents:

                  (a)      the Credit Agreement;

                  (b)      the Designation Letter of the Approved Borrower;

                  (c)      the Notes of the Approved Borrower; and

                  (d) such corporate records and governmental approvals of the Approved Borrower and such other documents as I have deemed necessary as a basis for the opinions expressed below.

The agreements, instruments and other documents referred to in the foregoing lettered clauses (other than clause (d) above) are collectively referred to as the "Credit Documents".

                  In my examination, I have assumed the genuineness of all signatures, the authenticity of all documents submitted to me as originals and the conformity with authentic original documents of all documents submitted to me as copies. When relevant facts were not independently established, I have relied upon statements of governmental officials and upon representations made in or pursuant to the Credit Documents and certificates of appropriate representatives of the Approved Borrower.

                  In rendering the opinions expressed below, I have assumed, with respect to all of the documents referred to in this opinion letter, that (except, to the extent set forth in the opinions expressed below, as to the Approved Borrower):

     (i) such  documents  have been duly  authorized by, have been duly executed
and  delivered  by,  and  constitute  legal,  valid,   binding  and  enforceable
obligations of, all of the parties to such documents;

     (ii) all signatories to such documents have been duly authorized;

     (iii) all of the parties to such documents are duly organized and validly existing and have the power and authority (corporate or other) to execute, deliver and perform such documents; and

     (iv) the Credit Documents are, under the laws of the State of New York (by which they are stated to be governed), legal, valid and binding agreements, enforceable in accordance with their respective terms.

                  Based upon and subject to the foregoing and subject also to the comments and qualifications set forth below, and having considered such questions of law as I have deemed necessary as a basis for the opinions expressed below, I am of the opinion that:

                  1. The Approved Borrower is a corporation duly organized, validly existing and in good standing under the laws of the State of North Carolina [or appropriate jurisdiction of incorporation].

                  2. The Approved Borrower has all required state insurance licenses and has duly qualified, is authorized to do business and is in good standing in all jurisdictions where it is required to be so licensed and qualified.

                  3. The Approved Borrower has all requisite corporate power to execute and deliver, and to perform its obligations under, its Designation Letter (and the assumption therein of obligations under the Credit Agreement) and its Notes and to borrow under the Credit Agreement.

Page 2 of Exhibit C-2

                  4. The execution, delivery and performance by the Approved Borrower of its Designation Letter (and the assumption therein of obligations under the Credit Agreement) and its Notes, and the borrowings by the Approved Borrower under the Credit Agreement, have been duly authorized by all necessary corporate action on the part of the Approved Borrower.

                  5. Each of its Designation Letter and its Notes has been duly executed and delivered by the Approved Borrower.

                  6. Under  North  Carolina  conflict  of laws  principles,  the stated choice of New York law to govern the Credit Documents will be honored by the courts of the State of North Carolina and the Credit Documents will be construed in accordance with, and will be treated as being governed by, the law of the State of New York. However, if the Credit Documents were stated to be governed by and construed in accordance with the law of the State of North Carolina, or if a North Carolina court were to apply the law of the State of North Carolina to the Credit Documents, each of its Designation Letter and, pursuant to the assumption under such Designation Letter, the Credit Agreement, and its Notes would constitute the legal, valid and binding obligation of the Approved Borrower, enforceable against the Approved Borrower in accordance with its terms, except as may be limited by bankruptcy, insolvency, reorganization, moratorium, fraudulent conveyance or transfer or other similar laws relating to or affecting the rights of creditors generally and except as the enforceability of the Credit
         Documents (in the case of the Credit Agreement, pursuant to the assumption under the Designation Letter of the Approved Borrower) is subject to the application of general principles of equity (regardless of whether considered in a proceeding in equity or at law), including, without limitation, (a) the possible unavailability of specific performance, injunctive relief or any other equitable remedy and (b) concepts of materiality, reasonableness, good faith and fair dealing.

                  7. No authorization, approval or consent of, and no filing or registration with, any governmental or regulatory authority or agency of the United States of America or the State of North Carolina is required on the part of the Approved Borrower for the execution, delivery  or  performance  by  the  Approved  Borrower  of  any  of its
         Designation Letter and, pursuant to the assumption under such Designation Letter, the Credit Agreement, and its Notes or for the borrowings by the Approved Borrower under the Credit Agreement, except for the approval of the North Carolina Insurance Department which approval has been granted prior to the execution and delivery of such Designation Letter of the Approved Borrower.

Page 3 of Exhibit C-2

                  8. The execution, delivery and performance by the Approved Borrower of its Designation Letter and, pursuant to the assumption under such Designation Letter, the Credit Agreement, and its Notes, and the consummation by the Approved Borrower of the transactions contemplated thereby do not and will not (a) violate any provision of its charter or by-laws, (b) violate any applicable law, rule or regulation, (c) violate any order, writ, injunction or decree of any court or governmental authority or agency or any arbitral award applicable to the Approved Borrower or any of its Subsidiaries of which I have knowledge (after due inquiry) or (d) result in a breach of, constitute a default under, require any consent under, or result in the acceleration or required prepayment of any indebtedness pursuant to the terms of, any agreement or instrument of which I have knowledge (after due inquiry) to which the Approved Borrower or any of its Subsidiaries is a party or by which any of them or any of their Property is bound or to which any of them is subject.

                  9. The  appointment  of the  Company as  Process  Agent by the
         Approved Borrower under Section 11.10 of the Credit Agreement and the Designation Letter is a valid appointment and the empowerment of the Company to act as the Approved Borrower's representative and attorney-in-fact for the purposes of signing documents and giving and receiving notices (including notices of borrowing under Section 4.05 of the Credit Agreement) in the Approved Borrower's Designation Letter is a valid and binding empowerment.

                 10. The Approved Borrower is not an "investment company", or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended.

                 11. The Approved Borrower is not a "holding company", or an "affiliate" of a "holding company" or a "subsidiary company" of a "holding company", within the meaning of the Public Utility Holding Company Act of 1935, as amended.

                  The foregoing opinions are subject to the following comments and qualifications:

                  (A)  The   enforceability  of  Section  11.03  of  the  Credit
         Agreement may be limited by laws rendering unenforceable (i) indemnification contrary to Federal or state securities laws and the public policy underlying such laws and (ii) the release of a party from, or the indemnification of a party against, liability for its own wrongful or negligent acts under certain circumstances.

Page 4 of Exhibit C-2

                 (B) The enforceability of provisions in the Credit Agreement to the effect that terms may not be waived or modified except in writing may be limited under certain circumstances.

                  (C) I express no opinion as to (i) the effect of the laws of any jurisdiction in which any Bank is located (other than the State of North Carolina) that limit the interest, fees or other charges such Bank may impose, (ii) Section 4.07(c) of the Credit Agreement, (iii) the second paragraph of Section 11.01 of the Credit Agreement, (iv) the second sentence of Section 11.10 of the Credit Agreement and the second sentence of the penultimate paragraph of the Designation Letter of the Approved Borrower, insofar as such sentences relate to the subject matter jurisdiction of the United States District Court for the Southern District of New York to adjudicate any controversy related to the Credit Documents, and (v) the waiver of inconvenient forum set forth in Section 11.10 of the Credit Agreement and the third sentence of the penultimate paragraph of the Designation Letter of the Approved Borrower with respect to proceedings in the United States District Court for the Southern District of New York.

                  The foregoing opinions are limited to matters involving the Federal laws of the United States of America and the law of the State of North Carolina, and I do not express any opinion as to the laws of any other jurisdiction.

                  At the request of my clients, this opinion letter is, pursuant to Section 6.01B(c) of the Credit Agreement, provided to you by me and may not be relied upon by any Person for any purpose other than in connection with the transactions contemplated by the Credit Agreement without, in each instance, my prior written consent.

                                Very truly yours,

                            /s/ John J. Johnson, Esq.
                            ------------------------
                              John J. Johnson, Esq.
                                 General Counsel

Page 5 of Exhibit C-2

EXHIBIT D
           [Form of Opinion of Special New York Counsel to the Banks]

                                                      [Amendment Effective Date]

Each of the Banks party
 to the Credit Agreement
 referred to below and

The Chase Manhattan Bank,
  as Administrative Agent
  for said Banks
140 East 45th Street
29th Floor
New York, New York  10017

Ladies and Gentlemen:

     We have acted as your special New York counsel in connection with (i) the Amended and Restated Credit Agreement dated as of October 12, 1993, and amended and restated as of July 25, 1996 (the "Credit Agreement") between Integon Corporation (the "Company"), the Banks party thereto and The Chase Manhattan Bank, as Administrative Agent for said Banks. Terms defined in the Credit Agreement are used herein as defined therein. This opinion is being delivered pursuant to Section 6.01A(d) of the Credit Agreement.

     In rendering the opinion expressed below, we have examined the following agreements, instruments and other documents:

     (a) the Credit Agreement; and

     (b) the Notes (together with the Credit Agreement, the "Credit Documents").

     In our examination, we have assumed the authenticity of all documents submitted to us as originals and the conformity with authentic original documents of all documents submitted to us as copies. When relevant facts were not independently established, we have relied upon representations made in or pursuant to the Credit Agreement.

     In rendering the opinions expressed below, we have assumed, with respect to the Credit Documents, that:

     (i) such documents have been duly authorized by, have been duly executed and delivered by, and (except to the extent set forth in the opinions below as to the Company) constitute legal, valid, binding and enforceable obligations of, all of the parties to such documents;

     (ii) all signatories to such documents have been duly authorized; and

     (iii) all of the parties to such documents are duly organized and validly existing and have the power and authority (corporate or other) to execute, deliver and perform such documents.

     Based upon and subject to the foregoing and subject also to the comments and qualifications set forth below, and having considered such questions of law as we have deemed necessary as a basis for the opinions expressed below, we are of the opinion that each of the Credit Documents constitutes the legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms, except as may be limited by bankruptcy, insolvency, reorganization, moratorium, fraudulent conveyance or transfer or other similar laws relating to or affecting the rights of creditors generally and except as the enforceability of the Credit Documents is subject to the application of general principles of equity (regardless of whether considered in a proceeding in equity or at law), including, without limitation, (a) the possible unavailability of specific performance, injunctive relief or any other equitable remedy and (b) concepts of materiality, reasonableness, good faith and fair dealing.

     The  foregoing   opinions  are  subject  to  the  following   comments  and
qualifications:

     (A) The enforceability of Section 11.03 of the Credit Agreement may be limited by laws rendering unenforceable (i) indemnification contrary to Federal or state securities laws and the public policy underlying such laws and (ii) the release of a party from, or the indemnification of a party against, liability for its own wrongful or negligent acts under certain circumstances.

     (B) The enforceability of provisions in the Credit Agreement to the effect that terms may not be waived or modified except in writing may be limited under certain circumstances.

     (C) We express no opinion as to (i) the effect of the laws of any jurisdiction in which any Bank is located (other than the State of New York) that limit the interest, fees or other charges such Bank may impose, (ii)
Section 4.07(c) of the Credit  Agreement,  (iii) the second paragraph of Section

Page 2 of Exhibit D

11.01 of the Credit Agreement, (iv) the second sentence of Section 11.10 of the Credit Agreement, insofar as such sentence relates to the subject matter jurisdiction of the United States District Court for the Southern District of New York to adjudicate any controversy related to the Credit Documents, and (v) the waiver of inconvenient forum set forth in Section 11.10 of the Credit Agreement with respect to proceedings in the United States District Court for the Southern District of New York.

     (D) Clause (iii) of the second sentence of Section 12.02 of the Credit Agreement may not be enforceable to the extent that the Guaranteed Obligations are materially modified.

     The foregoing opinions are limited to matters involving the Federal laws of the United States of America and the law of the State of New York, and we do not express any opinion as to the laws of any other jurisdiction.

     This opinion letter is, pursuant to Section 6.01A(d) of the Credit Agreement, provided to you by us in our capacity as your special New York counsel and may not be relied upon by any Person for any purpose other than in connection with the transactions contemplated by the Credit Agreement without, in each instance, our prior written consent.

                                Very truly yours,



CDP/RJW

Page 3 of Exhibit D

EXHIBIT E
                       [Form of Confidentiality Agreement]


                            CONFIDENTIALITY AGREEMENT

                                                                          [Date]


[Insert Name and
  Address of Prospective
  Participant or Assignee]

                  Re: Amended and Restated Credit Agreement dated as of October 12, 1993, and amended and restated as of July 25, 1996 (as amended, modified and supplemented and in effect from time to time, the "Credit Agreement"), between Integon Corporation (the "Company"), the lenders named therein and The Chase Manhattan Bank, as Administrative Agent.

Dear Ladies and Gentlemen:

                  As a Bank party to the Credit Agreement, we have agreed with the Company pursuant to Section 11.12 of the Credit Agreement to use reasonable precautions to keep confidential, except as otherwise provided therein, all non-public information identified by the Company as being confidential at the time the same is delivered to us pursuant to the Credit Agreement.

                  As provided in said Section 11.12, we are permitted to provide you, as a prospective [holder of a participation in the Loans (as defined in the Credit Agreement)] [assignee Bank], with certain of such non-public information subject to the execution and delivery by you, prior to receiving such non-public information, of a Confidentiality Agreement in this form. Such information will not be made available to you until your execution and return to us of this Confidentiality Agreement.

                  Accordingly, in consideration of the foregoing, you agree (on behalf of yourself and each of your affiliates, directors, officers, employees and representatives and for the benefit of us and the Company) that (A) such information will not be used by you except in connection with the proposed [participation] [assignment] mentioned above and (B) you shall use reasonable precautions, in accordance with your customary procedures for handling confidential information and in accordance with safe and sound banking practices, to keep such information confidential, provided that nothing herein shall limit the disclosure of any such information (i) to the extent required by statute, rule, regulation or judicial process, (ii) to your counsel or to counsel for any of the Banks or the Administrative Agent, (iii) to bank examiners, auditors or accountants, (iv) to the Administrative Agent or any other Bank (or to Chase Securities, Inc.), (v) in connection with any litigation to which you or any one or more of the Banks or the Administrative Agent are a party, (vi) to a subsidiary or affiliate of yours as provided in Section 11.12(a) of the Credit Agreement or (vii) to any assignee or participant (or prospective assignee or participant) so long as such assignee or participant (or prospective assignee or participant) first executes and delivers to you a Confidentiality Agreement substantially in the form hereof; provided, further, that in no event shall you be obligated to return any materials furnished to you pursuant to this Confidentiality Agreement.

                  If you are a prospective assignee, your obligations under this Confidentiality Agreement shall be superseded by Section 11.12 of the Credit Agreement on the date upon which you become a Bank under the Credit Agreement pursuant to Section 11.06 thereof.

                  Please indicate your agreement to the foregoing by signing as provided below the enclosed copy of this Confidentiality Agreement and returning the same to us.

                                Very truly yours,

                              [INSERT NAME OF BANK]



                           By_________________________

The foregoing is agreed to as of the date of this letter.

[INSERT NAME OF PROSPECTIVE
 PARTICIPANT OR ASSIGNEE]


By_________________________

Page 2 of Exhibit E

EXHIBIT F
                      [Form of Money Market Quote Request]


                                                                          [Date]



To:       The Chase Manhattan Bank, as Administrative Agent

From:     Integon Corporation


Re:       Money Market Quote Request

         Pursuant to Section 2.11 of the Amended and Restated Credit Agreement dated as of October 12, 1993, and amended and restated as of July 25, 1996 (as amended, modified and supplemented and in effect from time to time, the "Credit Agreement") between Integon Corporation, the lenders party thereto and The Chase Manhattan Bank, as Administrative Agent, we hereby give notice that we request Money Market Quotes for the following proposed Money Market Borrowing(s):


Borrowing   Quotation                            Interest
  Date       Date[*1]   Amount[*2]   Type[*3]   Period[*4]
- ---------   ---------   ----------   --------   ----------


         Terms used herein have the meanings assigned to them in the Credit Agreement.

                               INTEGON CORPORATION


                           By_________________________
                                     Title:

- --------------------------

*        All numbered footnotes appear on the last page of this Exhibit.

- --------------------------

[1] For use if a Set Rate in a Set Rate Auction is requested to be submitted before the Borrowing Date.

[2]      Each amount must be $5,000,000 or a larger multiple of $1,000,000.

[3] Insert either "LIBO Margin" (in the case of LIBOR Market Loans) or "Set Rate" (in the case of Set Rate Loans).

[4] One, two, three or six months, in the case of a LIBOR Market Loan or, in the case of a Set Rate Loan, a period of up to 90 days after the making of such Set Rate Loan and ending on a Business Day.

Page 2 of Exhibit F

EXHIBIT G
                          [Form of Money Market Quote]


To:      The Chase Manhattan Bank, as Administrative Agent


Attention:

Re:  Money Market Quote to
     Integon Corporation (the "Borrower")

                  This Money Market Quote is given in accordance with Section 2.11(c) of the Amended and Restated Credit Agreement dated as of October 12, 1993, and amended and restated as of July 25, 1996 (as amended, modified and supplemented and in effect from time to time, the "Credit Agreement") between Integon Corporation, the lenders party thereto and The Chase Manhattan Bank, as Administrative Agent. Terms defined in the Credit Agreement are used herein as defined therein.

                  In response to the Borrower's invitation dated __________, 199_, we hereby make the following Money Market Quote(s) on the following terms:

                  1.  Quoting Bank:

                  2.  Person to contact at Quoting Bank:

                  3. We hereby offer to make Money Market Loan(s) in the following principal amount[s], for the following Interest Period(s) and at the following rate(s):


Borrowing  Quotation                         Interest
  Date      Date[*1]  Amount[*2]  Type[*3]  Period[*4]  Rate[*5]
- ---------  --------- -----------  --------- ---------   --------



provided that the Company may not accept offers that would result in the undersigned making Money Market Loans pursuant hereto in excess of $___________ in the aggregate (the "Money Market Loan Limit").

- --------------------------

*        All numbered footnotes appear on the last page of this Exhibit.

                  We understand and agree that the offer(s) set forth above, subject to the satisfaction of the applicable conditions set forth in the Credit Agreement, irrevocably obligate[s] us to make the Money Market Loan(s) for which any offer(s) (is/are) accepted, in whole or in part (subject to the third sentence of Section 2.11(e) of the Credit Agreement and any Money Market Loan Limit specified above).

                                Very truly yours,

                                 [NAME OF BANK]


                           By_________________________
                                                       Authorized Officer

Dated:  __________, ____

- --------------------------

[1]      As specified in the related Money Market Quote Request.

[2] The principal amount bid for each Interest period may not exceed the principal amount requested. Bids must be made for at least $1,000,000 (or a larger multiple of $1,000,000).

[3] Indicate "LIBO Margin" (in the case of LIBOR Market Loans) or "Set Rate" (in the case of Set Rate Loans).

[4] One, two, three or six months, in the case of a LIBOR Market Loan or, in the case of a Set Rate Loan, a period of up to 90 days after the making of such Set Rate Loan and ending on a Business Day, as specified in the related Money Market Quote Request.

[5] For a LIBOR Market Loan, specify margin over or under the London interbank offered rate determined for the applicable Interest Period. Specify percentage (rounded to the nearest 1/10,000 of 1%) and specify whether "PLUS" or "MINUS". For a Set Rate Loan, specify rate of interest per annum (rounded to the nearest 1/10,000 of 1%).

Page 2 of Exhibit G

EXHIBIT H

                       [Form of Assignment and Acceptance]


                            ASSIGNMENT AND ACCEPTANCE

                  Reference is made to the Amended and Restated Credit Agreement, dated as of October 12, 1993 and amended and restated as of July 25, 1996 (as modified and supplemented and in effect from time to time, the "Credit Agreement"), between Integon Corporation, a Delaware corporation (the "Company"), the lenders named therein, and The Chase Manhattan Bank, as administrative agent for such lenders (in such capacity, the "Administrative Agent"). Terms defined in the Credit Agreement are used herein as defined therein.

        ________________ (the "Assignor") and ________________ (the "Assignee")
agree as follows:

                  1. The Assignor hereby irrevocably sells and assigns to the Assignee without recourse to the Assignor, and the Assignee hereby irrevocably purchases and assumes from the Assignor without recourse to the Assignor, as of the Effective Date as set forth in Schedule 1 hereto (the "Effective Date"), an interest (the "Assigned Interest") in and to the Assignor's rights and obligations under the Credit Agreement with respect to those credit facilities contained in the Credit Agreement as are set forth on Schedule 1 (individually, an "Assigned Facility"; collectively, the "Assigned Facilities"), in a principal amount and percentage for each Assigned Facility as set forth on Schedule 1.

                  2. The Assignor (i) makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with the Credit Agreement or any other instrument or document furnished pursuant thereto, or the execution, legality, validity, enforceability, genuineness, sufficiency or value of the Credit Agreement or any other instrument or document furnished pursuant thereto, other than that it is the beneficial owner of the interest being assigned by it hereunder and that it has not created any adverse claim upon the interest being assigned by it hereunder and that such interest is free and clear of any such adverse claim; (ii) makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Company, any of its Subsidiaries or any other obligation or the performance or observance by the Company, any of its Subsidiaries or any other obligor of any of their respective obligations under the Credit Agreement or any other instrument or document furnished pursuant hereto or thereto; and (iii) attaches the Note(s) held by it evidencing the Assigned Facilities and requests that the Administrative Agent exchange such Note(s) for a new Note or Notes payable to the Assignor (if the Assignor has retained any interest in the Assigned Facility) and a new Note or Notes payable to the Assignee in the respective amounts which reflect the assignment being made hereby (and after giving effect to any other assignments which have become effective on the Effective Date).

                  3. The Assignee (i) represents and warrants that it is legally authorized to enter into this Assignment and Acceptance; (ii) confirms that it has received a copy of the Credit Agreement, together with copies of the financial statements referred to in Section 7.02 thereof, the financial statements delivered pursuant to Section 8.01 thereof, if any, and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Assignment and Acceptance; (iii) agrees that it will, independently and without reliance upon the Assignor, the Administrative Agent or any other Bank and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Credit Agreement or any other instrument or document furnished pursuant hereto or thereto; (iv) appoints and authorizes the Administrative Agent to take such action as administrative agent on its behalf and to exercise such powers and discretion under the Credit Agreement or any other instrument or document furnished pursuant hereto or thereto as are delegated to the Administrative Agent by the terms thereof, together with such powers as are incidental thereto; and (v) agrees that it will be bound by the provisions of the Credit Agreement and will perform in accordance with its terms all the obligations which by the terms of the Credit Agreement are required to be performed by it as a Bank.

                  4. Following the execution of this Assignment and Acceptance, it will be delivered to the Administrative Agent for acceptance by the Administrative Agent pursuant to Section 11.06(b) of the Credit Agreement, effective as of the Effective Date (which date shall not, unless otherwise agreed to by the Administrative Agent, be earlier than five Business Days after the date of such acceptance by the Administrative Agent).

                  5. Upon such acceptance, from and after the Effective Date, the Administrative Agent shall make all payments in respect of the Assigned Interest (including payments of principal, interest, fees and other amounts) to the Assignee which accrue subsequent to the Effective Date.

                  6. From and after the Effective Date, (i) the Assignee shall be a party to the Credit Agreement and, to the extent provided in this Assignment and Acceptance, have the rights and obligations of a Bank thereunder and shall be bound by the provisions thereof and (ii) the Assignor shall, to the extent provided in this Assignment and Acceptance, relinquish its rights and be released from its obligations under the Credit Agreement except as provided in
Section 11.07 of the Credit Agreement.

                  7. This Assignment and Acceptance shall be governed by and construed in accordance with the law of the State of New York.

                  8. This Assignment and Acceptance may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument and any of the parties hereto may execute this Assignment and Acceptance by signing any such counterpart.

                  IN WITNESS WHEREOF, the parties hereto have caused this Assignment and Acceptance to be executed as of the date first above written by their respective duly authorized officers on Schedule 1 hereto.

                                  Schedule 1 to
                            Assignment and Acceptance
              relating to the Amended and Restate Credit Agreement,
                          dated as of October 12, 1993
                  and amended and restated as of July 25, 1996
                           between Integon Corporation
                          the lenders named therein and
         The Chase Manhattan Bank, as administrative agent for the Banks
                 (in such capacity, the "Administrative Agent")



Name of Assignor:

Name of Assignee:

Effective Date of Assignment:

           Credit                     Principal                    Percentage
      Facility Assigned            Amount Assigned                  Assigned
      -----------------            ---------------                 ----------





[ASSIGNEE]                                           [ASSIGNOR]


By:___________________________      By:__________________________
   Title:                              Title:

                                                                   Exhibit 11.1

                      INTEGON CORPORATION AND SUBSIDIARIES
                        COMPUTATION OF EARNINGS PER SHARE
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                  Three Months Ended          Six Months Ended
                                                       June 30,                   June 30,
                                                  --------------------        --------------------
                                                    1996         1995           1996         1995
                                                    ----         ----           ----         ----

Income available to common shareholders:

Income before extraordinary items .........   $     8,297   $     9,120   $    11,682   $     16,164
Preferred stock dividends .................         1,392         1,392         2,785          2,785
                                              -----------   -----------   -----------   ------------
Income before extraordinary items
 available to common shareholders .........         6,905         7,728         8,897         13,379
Extraordinary items .......................            --            --            --         (2,624)
                                              -----------   -----------   -----------   ------------
    Net income available to common
      shareholders ........................   $     6,905   $     7,728   $     8,897   $     10,755
                                              ===========   ===========   ===========   ============


Weighted average common shares outstanding:
Primary:
     Common shares outstanding ............    15,728,236    15,699,957    15,720,895     15,698,007
     Assumed exercise of stock options ....        86,417            --       142,436             --
                                              -----------   -----------   -----------   ------------
    Total .................................    15,814,653    15,699,957    15,863,331     15,698,007
                                              ===========   ===========   ===========   ============
Fully diluted:
     Common shares outstanding ............    15,728,236    15,699,957    15,720,895     15,698,007
     Assumed conversion of convertible
        preferred stock ...................     3,772,966     3,772,966            --      3,772,966
     Assumed exercise of stock options ....       152,769            --       142,436             --
                                              -----------   -----------   -----------   ------------
    Total .................................    19,653,971    19,472,923    15,863,331     19,470,973
                                              ===========   ===========   ===========   ============

Earnings per common share:
Primary:
     Income before extraordinary items ....   $       .44   $       .49   $       .56   $        .85
     Extraordinary items ..................            --            --            --           (.17)
                                              -----------   -----------   -----------   ------------
       Net income .........................   $       .44   $       .49   $       .56   $        .68
                                              ===========   ===========   ===========   ============
Fully diluted:
     Income before extraordinary items ....   $       .42   $       .46   $       .56   $        .82
     Extraordinary items ..................            --            --            --           (.13)
                                              -----------   -----------   -----------   ------------
       Net income .........................   $       .42   $       .46   $       .56   $        .69
                                              ===========   ===========   ===========   ============