Form 10-Q
period 1996-09-30
INTEGON CORP /DE/
filed 1996-11-14
CIK 878660

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                        Commission file number 001-10997

                               INTEGON CORPORATION
                         ______________________________
             (Exact name of registrant as specified in its charter)

           Delaware                                13-3559471
______________________________                _____________________
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)

           500 West Fifth Street, Winston-Salem, North Carolina 27152
              (Address of principal executive offices) (Zip Code)

                                 (910) 770-2000
                         ______________________________
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X     No

     As of October 31, 1996, there were 15,732,965 shares outstanding of Integon Corporation's Common Stock.

                      INTEGON CORPORATION AND SUBSIDIARIES


                               INDEX TO FORM 10-Q



PART I - FINANCIAL INFORMATION
                                                                          Page
                                                                          ----
Item 1.  Financial Statements.
     Balance Sheets - September 30, 1996 and December 31, 1995......       3
     Statements of Operations - Three Months Ended September 30,
         1996 and 1995 and Nine Months Ended September 30, 1996
         and 1995...................................................       4
     Statements of Cash Flows - Nine Months Ended
         September 30, 1996 and 1995................................       5
     Notes to Financial Statements..................................       6


Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.................       7


PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K......................      15

                         PART I - FINANCIAL INFORMATION
                         Item 1. Financial Statements.

                      INTEGON CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEETS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                       September 30,  December 31,
                                                           1996           1995
                                                       -----------    -----------

 ASSETS
 Investments:
 Fixed maturities available for sale--at market .....   $   497,942    $   481,944
Other long-term investments .........................         2,633          2,114
                                                        -----------    -----------
                                                            500,575        484,058
Cash and cash equivalents ...........................        50,678         21,046
Reinsurance receivable ..............................       186,699        199,826
Premiums due and uncollected, net ...................       259,274        199,087
Prepaid reinsurance premiums ........................        53,085         56,726
Accounts and notes receivable, primarily financing
    receivables, net ................................        32,273         28,277
Accrued investment income ...........................         8,311          7,683
Deferred policy acquisition costs ...................        59,292         46,413
Property and equipment, net .........................        67,642         65,247
Goodwill ............................................       107,721        110,976
Deferred loan costs .................................         1,925          2,195
Deferred income taxes ...............................        20,024         12,934
Other assets ........................................         6,091          7,211
                                                        -----------    -----------
                                                        $ 1,353,590    $ 1,241,679
                                                        ===========    ===========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 LIABILITIES
Unearned premiums ...................................   $   371,868    $   305,911
Loss and loss adjustment expenses payable ...........       444,191        416,740
Accrued expenses and other liabilities ..............       120,571        117,374
Short-term debt .....................................        34,000         16,000
Notes payable .......................................       150,751        150,807
                                                        -----------    -----------
                                                          1,121,381      1,006,832
                                                        -----------    -----------
 STOCKHOLDERS' EQUITY
$3.875 Convertible Preferred Stock--$.01 par value
   per share, 1,437,500 shares authorized, issued and
   outstanding ......................................            14             14
Common Stock--$.01 par value per share, authorized--
   35,000,000 shares; issued--17,300,165 shares and
   17,271,707 shares ................................           173            173
Class A Non-Voting Common Stock--$.01 par value per
   share, authorized 20,000,000 shares; issued and
   outstanding--none ................................          --             --
Additional paid-in capital ..........................       147,802        147,296
Net unrealized appreciation (depreciation) of
   securities .......................................        (2,985)         8,288
Retained earnings ...................................       125,026        116,897
Treasury stock--at cost, 1,567,200 shares ...........       (37,821)       (37,821)
                                                        -----------    -----------

                                                            232,209        234,847
                                                        -----------    -----------
                                                        $ 1,353,590    $ 1,241,679
                                                        ===========    ===========

     The accompanying notes are an integral part of these statements.

                      INTEGON CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                            Three Months Ended               Nine Months Ended
                                                                              September 30,                     September 30,
                                                                           ------------------                ----------------
                                                                         1996            1995            1996              1995
                                                                         ----            ----            ----              ----

REVENUES
Net premiums written .........................................        $ 214,369        $ 163,564        $ 606,442         $ 458,126
                                                                      =========        =========        =========         =========

Premiums earned ..............................................        $ 191,790        $ 146,537        $ 536,845         $ 413,145
Net investment income ........................................            8,026            7,657           23,637            22,419
Net realized investment gains ................................            1,140            3,248            2,360             6,171
Other income .................................................            4,165            5,157           12,375            15,720
                                                                      ---------        ---------        ---------         ---------
                                                                        205,121          162,599          575,217           457,455
                                                                      ---------        ---------        ---------         ---------
BENEFITS AND EXPENSES
Loss and loss adjustment expenses ............................          147,249          107,820          411,839           301,796
Policy acquisition and other underwriting
  expenses ...................................................           41,977           31,608          114,042            91,038
Other expenses ...............................................            4,311            4,088           11,682            13,472
Amortization of goodwill .....................................              769              775            2,308             2,322
Interest expense .............................................            3,732            3,593           11,087            10,917
                                                                      ---------        ---------        ---------         ---------
                                                                        198,038          147,884          550,958           419,545
                                                                      ---------        ---------        ---------         ---------
INCOME FROM OPERATIONS BEFORE FEDERAL INCOME
  TAXES AND EXTRAORDINARY ITEMS ..............................            7,083           14,715           24,259            37,910

Federal income taxes .........................................            2,212            4,805            7,706            11,836
                                                                      ---------        ---------        ---------         ---------

INCOME BEFORE EXTRAORDINARY ITEMS ............................            4,871            9,910           16,553            26,074

Extraordinary items, net of federal income tax
  benefit of $276 ............................................             --               --               --              (2,624)
                                                                      ---------        ---------        ---------         ---------
     NET INCOME ..............................................            4,871            9,910           16,553            23,450
Preferred stock dividends ....................................            1,393            1,393            4,178             4,178
                                                                      ---------        ---------        ---------         ---------
Net income available to common shareholders ..................        $   3,478        $   8,517        $  12,375         $  19,272
                                                                      =========        =========        =========         =========

EARNINGS PER COMMON SHARE
Primary:
  Income before extraordinary items ..........................        $     .22        $     .55        $     .78         $    1.40
  Extraordinary items ........................................             --               --                                 (.17)
                                                                      ---------        ---------        ---------         ---------
  NET INCOME .................................................        $     .22        $     .55        $     .78         $    1.23
                                                                      =========        =========        =========         =========
Fully diluted:
  Income before extraordinary items ..........................        $     .22        $     .51        $     .78         $    1.33
  Extraordinary items ........................................             --               --               --                (.13)
                                                                      ---------        ---------        ---------         ---------
  NET INCOME .................................................        $     .22        $     .51        $     .78         $    1.20
                                                                      =========        =========        =========         =========

Weighted average common shares outstanding:
  Primary ....................................................           15,880           15,705           15,869            15,700
                                                                      =========        =========        =========         =========
  Fully diluted ..............................................           15,880           19,477           15,869            19,473
                                                                      =========        =========        =========         =========

Dividends declared per share .................................        $     .09        $     .09        $     .27         $     .27
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


                                          INTEGON CORPORATION AND SUBSIDIARIES
                                                STATEMENTS OF CASH FLOWS
                                                       (Unaudited)
                                                     (In thousands)




                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                    ----------------------
                                                                                       1996         1995
                                                                                    ---------    ---------

Cash Flows from Operating Activities
Net income ......................................................................   $  16,553    $  23,450
Adjustments to reconcile net income to net cash provided by operating activities:

       Net realized investment gains ............................................      (2,360)      (6,171)
       Depreciation and amortization ............................................       7,157        5,355
       Net amortization of discounts and premiums ...............................         927         (761)
       Provision for deferred federal income taxes (benefit) ....................      (1,020)       2,753
       Net decrease in reinsurance assets .......................................      16,767       24,698
       Increase in premiums due and uncollected .................................     (60,187)     (43,629)
       Increase in deferred policy acquisition costs ............................     (12,879)      (8,450)
        Net increase in accounts and notes receivable,
          accrued investment income and other assets ............................      (2,754)      (3,377)
       Increase in unearned premiums ............................................      65,956       24,973
       Increase in loss and loss adjustment expenses payable ....................      27,451       25,028
        Net increase in accrued expenses and other liabilities ..................       9,768       15,574
                                                                                    ---------    ---------

        Net cash flows provided by operating activities
          from continuing operations ............................................      65,379       59,443
                                                                                    ---------    ---------

Cash Flows from Investing Activities
Investment securities sold ......................................................     441,801      419,642
Investment securities matured, called or redeemed ...............................      18,984       21,995
Investment securities purchased .................................................    (492,463)    (471,912)
Other ...........................................................................      (7,021)       2,135
                                                                                    ---------    ---------
    Net cash flows used in investing activities .................................     (38,699)     (28,140)
                                                                                    ---------    ---------

Cash Flows from Financing Activities
Net increase (decrease) in short-term debt ......................................      18,000       (4,000)
Common stock dividends ..........................................................      (4,247)      (4,239)
Preferred stock dividends .......................................................      (4,178)      (4,178)
Decrease in notes payable .......................................................         (55)         (20)
Increase (decrease) in book cash overdrafts .....................................      (6,568)       8,860
                                                                                    ---------    ---------
    Net cash flows provided by (used in) financing activities ...................       2,952       (3,577)
                                                                                    ---------    ---------
Net increase in cash and cash equivalents .......................................      29,632       27,726
    Cash and cash equivalents at beginning of period ............................      21,046       31,549
                                                                                    ---------    ---------
Cash and cash equivalents at end of period ......................................   $  50,678    $  59,275
                                                                                    =========    =========

Supplemental Disclosures of Cash Flows Information
Interest paid during the period .................................................   $  10,498    $   6,801
Federal income taxes paid during the period .....................................      10,300        7,700

     The accompanying notes are an integral part of these statements.

                      INTEGON CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

                                   (Unaudited)

Note 1 - Accounting Policies

The  accompanying   unaudited   consolidated  financial  statements  of  Integon
Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim periods.

In the opinion of management, these financial statements include all adjustments, including all normal recurring accruals, necessary for a fair presentation of the consolidated financial position at September 30, 1996 and December 31, 1995 and the consolidated results of operations and cash flows for the periods ended September 30, 1996 and 1995.

The operating results for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year ending December 31, 1996.

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

Results of Continuing Operations

Nine Months Ended September 30, 1996 ("1996") Compared with Nine Months Ended September 30, 1995 ("1995")

         Net premiums written increased 32.4% from $458.1 million in 1995 to $606.4 million in 1996. Nonstandard automobile insurance net premiums written increased from $420.1 million in 1995 to $550.1 million in 1996 or 31.0% due primarily to growth in the Company's more mature operating states. Specialty auto products net premiums written increased 100.1% from $18.5 million in 1995 to $37.0 million in 1996. Premiums earned on all lines of business increased 29.9% from $413.1 million in 1995 to $536.8 million in 1996 and reflects the increase in net premiums written referred to above.

         Loss and loss adjustment expenses increased 36.5% from $301.8 million in 1995 to $411.8 million in 1996. The loss ratio, defined as loss and loss adjustment expenses as a percentage of premiums earned, increased from 73.1% in 1995 to 76.7% in 1996 due primarily to severe winter weather in the first quarter and hurricanes Fran and Bertha in the third quarter. The Company experienced an increase in the frequency of claims in 1996 compared to the same period in 1995 and estimates that the severe winter weather and the hurricanes accounted for approximately $12.0 million of additional loss and loss adjustment expenses.

         Policy acquisition and other underwriting expenses increased $23.0 million from $91.0 million in 1995 to $114.0 million in 1996. The expense ratio, defined as policy acquisition and other underwriting expenses as a percentage of premiums earned, decreased from 22.0% in 1995 to 21.2% in 1996. The decrease in the expense ratio was due primarily to reductions in commission rates and state taxes. In addition, a management bonus of $1.8 million, of which $1.0 million was allocated to policy

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.  (continued)

acquisition and other underwriting expenses and $.8 million was allocated to loss adjustment expenses, was reversed in the third quarter of 1996 due to year-to-date financial results not meeting the Company's financial plan.

         Net investment income increased 5.4% from $22.4 million in 1995 to $23.6 million in 1996 as a result of the $67.7 million increase in average invested assets. This higher level of invested assets was partially offset by lower yields. The pre-tax yield of the portfolio was 6.0% in 1996 compared to 6.4% in 1995. The percentage of cash and invested assets invested in tax-exempt securities was 20.3% and 25.4% in 1996 and 1995, respectively. In addition to the variances discussed above, there were pre-tax net realized investment gains of $2.4 million in 1996 compared to pre-tax net realized investment gains of $6.2 million in 1995.

         Other income less other expenses resulted in income of $.7 million in 1996 and $2.2 million in 1995. The decrease in 1996 income reflects the fact that 1995 results included $.9 million of income from the sale of a joint venture. Premium finance income also declined.

         Interest expense increased 1.6% from $10.9 million in 1995 to $11.1 million in 1996 due to increased short-term borrowings to pay parent company expenses as the insurance subsidiaries retain earnings to fund future growth.

         Federal income taxes decreased $4.1 million from $11.8 million in 1995 to $7.7 million in 1996 due to lower pre-tax earnings. The effective tax rate increased from 31.2% in 1995 to 31.8% in 1996 due primarily to decreased holdings of tax-exempt securities in 1996. The Company's investment in tax-exempt securities as a percentage of cash and invested assets decreased from 25.4% in 1995 to 20.3% in 1996.

     Income before extraordinary items decreased $9.5 million from $26.1 million in 1995 to $16.6 million in 1996.

Three Months Ended September 30, 1996 ("1996") Compared with Three Months Ended September 30, 1995 ("1995")

     Net premiums written increased 31.1% from $163.6 million in 1995 to $214.4 million in 1996. Nonstandard automobile insurance

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.  (continued)

net premiums written increased from $150.4 million in 1995 to $194.5 million in 1996 or 29.0% due primarily to growth in the Company's more mature operating states. Specialty auto products net premiums written increased 126.6% from $6.0 million in 1995 to $13.5 million in 1996. Premiums earned on all lines of business increased 30.9% from $146.5 million in 1995 to $191.8 million in 1996 and reflects the increase in net premiums written referred to above.

         Loss and loss adjustment expenses increased 36.6% from $107.8 million in 1995 to $147.2 million in 1996. The loss ratio, defined as loss and loss adjustment expenses as a percentage of premiums earned, increased from 73.6% in 1995 to 76.8% in 1996. The increase in the loss ratio was due primarily to higher frequency of claims in 1996 and to hurricanes Fran and Bertha which accounted for $2.7 million of additional loss and loss adjustment expenses in 1996.

         Policy acquisition and other underwriting expenses increased $10.4 million from $31.6 million in 1995 to $42.0 million in 1996. The expense ratio, defined as policy acquisition and other underwriting expenses as a percentage of premiums earned, increased from 21.6% in 1995 to 21.9% in 1996. This increase in the expense ratio is attributable primarily to increased investment in technology, partially offset by the reversal of $1.8 million in the management bonus accrual, of which $1.0 million was allocated to policy acquisition and other underwriting expenses and $.8 million was allocated to loss adjustment expenses, due to year-to-date financial results not meeting the Company's financial plan.

         Net investment income increased 4.8% from $7.7 million in 1995 to $8.0 million in 1996 as a result of the $62.1 million increase in the average invested assets. This higher level of invested assets was partially offset by lower yields. The pre-tax yield of the portfolio was 5.8% in 1996 compared to 6.1% in 1995. The percentage of cash and invested assets invested in tax-exempt securities was 20.3% and 25.4% in 1996 and 1995, respectively. In addition to the variances discussed above, there were pre-tax net realized investment gains of $1.1 million in 1996 compared to pre-tax net realized gains of $3.2 million in 1995.

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.  (continued)

         Other income less other expenses resulted in an expense of $.1 million in 1996 and income of $1.1 million in 1995. The decrease in other income less other expenses was due to an increase in corporate expenses during 1996 and the 1995 realization of $.9 million in income from the sale of a joint venture.

         Interest expense increased 3.9% from $3.6 million in 1995 to $3.7 million in 1996 due to increased short-term borrowings to pay parent company expenses as the insurance subsidiaries retain earnings to fund future growth.

         Federal income taxes decreased $2.6 million from $4.8 million in 1995 to $2.2 million in 1996 due to lower pre-tax earnings. The effective tax rate decreased from 32.7% in 1995 to 31.2% in 1996.

         Income before extraordinary items decreased $5.0 million from $9.9 million in 1995 to $4.9 million in 1996.

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.  (continued)

Analysis of Financial Condition
         Information  regarding the Company's  investment portfolio at September
30, 1996 is as follows:

                                                        September 30, 1996
                                               -------------------------------
Type/Ratings of Investments (1)                Carrying Amount (2)    Percentage
-------------------------------                -------------------    ----------
                                                 (in thousands)

Fixed maturities:
    Government and agencies .............         $ 92,588                 18.5%
    Aaa .................................          165,408                 33.0%
    Aa ..................................           63,493                 12.7%
    A (3) ...............................          158,444                 31.7%
    Baa (4) .............................           13,633                  2.7%
                                                  --------                -----
        Total investment grade ..........          493,566                 98.6%
    Below investment grade ..............            4,376                  0.9%
                                                  --------                -----
        Subtotal ........................          497,942                 99.5%
Other long-term investments .............            2,633                  0.5%
                                                  --------                -----
        Total invested assets ...........         $500,575                100.0%
                                                  ========                =====




(1) The ratings set forth above are based on the ratings, if any, assigned by Moody's Investors Service, Inc. ("Moody's"). If Moody's ratings were unavailable, the equivalent ratings supplied by Standard & Poor's Corporation ("S&P") or the National Association of Insurance Commissioners ("NAIC") were used where available. The percentage of rated securities that were not assigned a rating by Moody's at September 30, 1996 was 12%.

(2) Carrying amount is estimated market value for fixed maturities available for sale.

(3) The "A" category includes $23.4 million of securities which were not rated by Moody's or S&P, but were rated "1" by the NAIC.

(4) The "Baa" category includes $4.4 million of securities which were not rated by Moody's or S&P, but were rated "2" by the NAIC.

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. (continued)

Liquidity and Capital Resources

         Sources of Funds. The Company's major sources of operating funds have been (i) dividends from its subsidiaries, (ii) reimbursements of costs and expenses in connection with the management agreement among the Company and its subsidiaries pursuant to which the Company provides certain services to such subsidiaries, (iii) tax sharing payments from the operating subsidiaries of the Company and (iv) borrowings under credit facilities. The Company files a consolidated federal income tax return including its subsidiaries and receives payments pursuant to a tax sharing agreement among the Company and its subsidiaries. Taxes are computed for each subsidiary and paid to the Company as if such subsidiary were filing a tax return on a stand-alone basis, thereby providing additional funds to the Company, because the aggregate of such payments generally exceeds taxes to be paid by the Company on a consolidated basis. These sources are expected to be available for future needs except for dividends from the Company's subsidiaries. Dividends will be retained by the subsidiaries as needed to fund future growth. The Company's insurance subsidiaries are limited as to the amount of ordinary dividends they may pay (see "Regulation" below). In addition, in determining the ability of its subsidiaries to pay dividends, the Company monitors its subsidiaries' operating leverage based on the level of net premiums written to statutory surplus. Currently, the Company seeks to maintain its subsidiaries' ratio of net premiums written to statutory surplus at a level of approximately 3.0x in accordance with industry standards. The ratio was 3.0x for the twelve months ended September 30, 1996.

As of September 30, 1996, Integon Corporation, the parent company, had approximately $2.4 million of cash and cash equivalents that were available for general corporate purposes, including debt service, dividend payments and working capital. The Company believes that the sources of funds available to it, including the $75.0 million committed credit facility described in "Financing Activities" below, are and will be sufficient to satisfy its short-term needs.

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. (continued)


The principal sources of funds for the Company's subsidiaries are net premiums collected, proceeds from investment income and from investments that have been sold, matured or repaid and premium financing revenues.

On a consolidated basis, net cash flows provided by operating activities for the nine months ended September 30, 1996 and 1995 were $65.4 million and $59.4 million, respectively. Based on the Company's current financial plans, management believes that its subsidiaries will continue to realize positive cash flows from their operating activities and that the operating liquidity needs of such subsidiaries can be funded from such cash flow.
Statements concerning cash flows look forward in time.

The following important factors, among others, could cause actual cash flows to differ materially from those set forth in the forward looking statements: claims frequency, claims severity, severe adverse weather conditions, the cost of automobile repair, economic activity, competitive pricing, and the regulatory environment in which the Company operates.

         Uses of Funds. The Company's principal uses of funds are the payment of corporate operating expenses, taxes, debt service and dividends on Common and Preferred Stock. During the third quarter of 1996, the Company contributed $6.5 million of capital to the insurance subsidiaries to maintain the ratio of net premium written to statutory surplus at a level of 3.0x.

The principal uses of funds of the Company's subsidiaries are the payment of claims on insurance policies, the payment of operating expenses, purchase of investments, tax sharing payments and dividends to the Company.

The Company and its subsidiaries have no material commitments for capital expenditures.

         Financing Activities: In July 1996, the Company's committed credit facility was increased from $25.0 million to $75.0 million to reflect the increased size of the Company and to pay parent company expenses as the insurance subsidiaries retain earnings to fund future growth. The interest rate charged on this credit facility is based on the bids of the participating lenders and in the case of Eurodollar loans a margin percentage ranging from

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. (continued)

 .55% to .675% is added. The facility fee ranges from .20% to .35% of the total amount of the facility.

         Investments. In accordance with the Company's investment policy, the Company's investments at September 30, 1996 consisted primarily of investment-grade securities (rated Baa or better by Moody's Investor Services, Inc. or the equivalent). Consolidated cash and cash equivalents at September 30, 1996 amounted to $50.7 million, or 9.2% of total cash and invested assets.

Management has determined that the entire fixed maturity portfolio should be classified as "available for sale". Fixed maturity securities classified as "available for sale" are carried at estimated market value. The market value and amortized cost of all fixed maturity securities at September 30, 1996 were $497.9 million and $502.6 million, respectively.

Management believes that the securities in the Company's investment portfolio at September 30, 1996 are readily marketable.

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

Item 6.         Exhibits and Reports on Form 8-K.

a.       Exhibits

                                                      Filed Herewith (*),
                                                     Nonapplicable (NA), or
                                                 Incorporated by Reference from
                                                 ------------------------------
                                                                     Integon
Exhibit                                                            Registration
Number                                        Exhibit             No. or Report
------                                        -------            --------------

11.1  Computation of Earnings per Share       *                      NA

27    Financial Data Schedule                 *                      NA

b.    Reports on Form 8-K.

      The following reports on Form 8-K were filed during the quarter ended September 30, 1996.

      Filing Date           Item No.    Description
      ----------            --------    -----------

      July 26, 1996            5        Other Events. Copy of press release
                                        concerning second quarter 1996 results.

      September 23, 1996       5        Other Events.  Copy of press release
                                        concerning third quarter 1996 losses
                                        due to hurricane.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               INTEGON CORPORATION



November 12, 1996          /s/ Brian T. Sheekey
                           --------------------
                                Brian T. Sheekey
                            (Duly Authorized Officer
                        and Principal Accounting Officer)

                                INDEX TO EXHIBITS


                                                     Filed Herewith (*),
                                                  Nonapplicable (NA), or
                                         Incorporated by Reference From

                                                       Integon
Exhibit                             Registration     Sequential       Page
Number                                 Exhibit     No. or Report      Number
------                               ---------     --------------  ------------
11.1   Computation of Earnings
           Per Share                   11.1               *

27     Financial Data Schedule         27                 *

Exhibit 11.1

                      INTEGON CORPORATION AND SUBSIDIARIES
                        COMPUTATION OF EARNINGS PER SHARE
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                      Three Months Ended               Nine Months Ended
                                                                         September 30,                    September 30,
                                                                      -------------------                ----------------
                                                                    1996              1995             1996              1995
                                                                    ----              ----             ----              ----

Income available to common shareholders:

Income before extraordinary items .....................       $      4,871       $      9,910       $     16,553       $     26,074
Preferred stock dividends .............................              1,393              1,393              4,178              4,178
                                                              ------------       ------------       ------------       ------------
Income before extraordinary items
 available to common shareholders .....................              3,478              8,517             12,375             21,896

Extraordinary items ...................................               --                 --                 --               (2,624)
                                                              ------------       ------------       ------------       ------------
    Net income available to common
      shareholders ....................................       $      3,478       $      8,517       $     12,375       $     19,272
                                                              ============       ============       ============       ============


Weighted average common shares outstanding:
Primary:
     Common shares outstanding ........................         15,732,440         15,704,507         15,724,386         15,699,957
     Assumed exercise of stock options ................            147,979               --              144,273               --
                                                              ------------       ------------       ------------       ------------
    Total .............................................         15,880,419         15,704,507         15,868,659         15,699,957
                                                              ============       ============       ============       ============
Fully diluted:
     Common shares outstanding ........................         15,732,440         15,704,507         15,724,386         15,699,957
     Assumed conversion of convertible
        preferred stock ...............................               --            3,772,966               --            3,772,966
     Assumed exercise of stock options ................            147,979               --              144,273               --
                                                              ------------       ------------       ------------       ------------
    Total .............................................         15,880,419         19,477,473         15,868,659         19,472,923
                                                              ============       ============       ============       ============

Earnings per common share:
Primary:
     Income before extraordinary items ................       $        .22       $        .55       $        .78       $       1.40
     Extraordinary items ..............................               --                 --                 --                 (.17)
                                                              ------------       ------------       ------------       ------------
       Net income .....................................       $        .22       $        .55       $        .78       $       1.23
                                                              ============       ============       ============       ============
Fully diluted:
     Income before extraordinary items ................       $        .22       $        .51       $        .78       $       1.33
     Extraordinary items ..............................               --                 --                 --                 (.13)
                                                              ------------       ------------       ------------       ------------
       Net income .....................................       $        .22       $        .51       $        .78       $       1.20
                                                              ============       ============       ============       ============