Form 10-K405
period 1996-12-31
INTEGON CORP /DE/
filed 1997-01-28
CIK 878660

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to

                       Commission file number 001-10997

                               ----------------
                              INTEGON CORPORATION
            (Exact name of registrant as specified in its charter)

               DELAWARE                              13-3559471
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)



         500 WEST FIFTH STREET                          27152
     WINSTON-SALEM, NORTH CAROLINA                   (Zip Code)
    (Address of principal executive
               offices)

    REGISTRANT'S TELEPHONE NUMBER,                 (910) 770-2000
         INCLUDING AREA CODE:

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                               NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                      WHICH REGISTERED
          -------------------                  ------------------------
   Common Stock, par value $.01 per share      New York Stock Exchange
    $3.875 Convertible Preferred Stock,        New York Stock Exchange
       par value $.01 per share

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

  The aggregate market value based on published prices as of January 24, 1997 of Integon Corporation's voting common stock held by non-affiliates was approximately $185.1 million.

  As of January 24, 1997, there were 15,736,121 shares outstanding of Integon Corporation's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Selected portions of Integon Corporation's definitive proxy statement for its 1997 Annual Meeting of Shareholders are incorporated by reference into
Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

OVERVIEW

  Integon Corporation (together with its subsidiaries unless the context otherwise requires, the "Company"), through its wholly owned property and casualty insurance subsidiaries, specializes in the marketing and underwriting of nonstandard automobile insurance to individuals. To a lesser extent, the Company also writes specialty automobile insurance and, in North Carolina, preferred risk automobile insurance. The Company has been writing insurance for more than 25 years and currently markets its products in 29 states through approximately 13,000 independent agencies located principally in the eastern United States.

  The Company's nonstandard automobile insurance products are designed for drivers who are unable to obtain coverage from standard market carriers due to prior driving records, other underwriting criteria or market conditions. These drivers are normally charged higher premium rates than the rates charged for preferred or standard risk drivers and generally obtain lower liability limits than preferred or standard risk policyholders. The Company's specialty automobile insurance products include business vehicle insurance designed primarily for tradespeople and artisans who have small fleets or lightweight single vehicles, as well as motorcycle insurance.

RECENT HISTORY; STRATEGY

  In October 1994, the Company acquired Bankers and Shippers Insurance Company (which changed its name to Integon National Insurance Company in 1996) ("Bankers and Shippers"), for a purchase price of $153.2 million. The acquisition of Bankers and Shippers, which was also engaged in the nonstandard automobile insurance business, increased to 19 the number of states in which the Company then marketed its products and provided significant geographic diversity. Since the acquisition, the Company has continued to expand into additional states in its effort to become a national provider of nonstandard automobile insurance. Currently, the Company is writing business in 29 states.

  For the year ended 1995, the Company reported net income of $34.0 million and net income available to common stockholders of $28.4 million. Net premiums written grew 70.7% over 1994 to $620.4 million as a result of the Bankers and Shippers acquisition and increased market penetration in most of the Company's existing states, as well as in new markets. The GAAP combined ratio for 1995 was 95.0%.

  For the year ended 1996, the Company reported net income of $170,000 and a loss to common stockholders of $5.4 million. While net premiums written increased 28.6% to $798.0 million in 1996 over 1995, the Company's GAAP combined ratio increased to 102.4% from 95.0% in 1995, attributable primarily to a significant increase in the loss ratio from 73.4% to 80.0%.

  The Company's results for the fourth quarter of 1996 were significantly below those for the 1996 third quarter and those for the fourth quarter of 1995. The Company recorded a net loss of $16.4 million and net loss to common stockholders of $17.8 million for the three months ended December 31, 1996, compared to net income of $10.5 million and net income available to common stockholders of $9.2 million for the comparable 1995 period, and net income of $4.9 million and net income available to common stockholders of $3.5 million for the three months ended September 30, 1996. The Company's loss, expense and combined ratios were 89.1%, 25.6% and 114.7% for the fourth quarter of 1996, compared to 76.8%, 21.9% and 98.7% for the third quarter of 1996 and 74.2%, 20.5% and 94.7% for the fourth quarter of 1995. At December 31, 1996 the Company's statutory premium to surplus ratio increased to 3.248x, compared to 3.03x at September 30, 1996 and 2.74x at December 31, 1995.

  The deterioration in fourth quarter results was due to a number of factors, including increased frequency, an increase in the Company's expense ratio, deferred acquisition cost writeoffs, an increase in bad debt reserves, a $2.0 million write-down of bonds in its investment portfolio and an increase in the Company's loss and loss adjustment expense ("LAE") reserves of $12.5 million. Increased fourth quarter frequency trends were experienced by the Company in most states, including several of its larger core markets. The loss reserve increase related primarily to less than adequate reserves being set in earlier periods in the 1996 accident year, as the Company was writing business at prices that were inadequate and that attracted segments of business with higher loss frequencies. In addition, the need for increased use of outside adjusters following Hurricane Fran in September 1996 adversely affected the Company's loss and LAE experience in October and November. The Company's expense ratio was adversely impacted in the fourth quarter by increased expenses for beginning the modifications necessary to accommodate the Year 2000. For a discussion of other factors affecting the fourth quarter and year ended December 31, 1996, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

  In November 1996, John C Head III, Chairman of the Board, was appointed Chief Executive Officer of the Company, and will continue to serve as such until the Company appoints a replacement pursuant to an on-going executive search.

  The Company has announced that its focus in 1997 will be on restoring underwriting profits. Growth in net premiums written has slowed, and will continue to be slowed, as the Company seeks to achieve an acceptable combined ratio. During the period of October 1996 through March 1997, the Company has increased or is planning to increase rates in states representing approximately 95% of 1996 net premiums written. These increases vary by state and are expected to range from 3% to 20%. Where rates could not be increased within 30 days because of regulatory constraints, underwriting restrictions were put into place. These restrictions include requiring higher down payments, reducing the number of payments permitted, restricting reinstatement provisions and requiring shorter term policies. Such pricing and underwriting actions may impact the Company's competitive position, insofar as its competitors may be able to offer more attractive policy rates and terms.

  Management is also continuing to pursue its strategy of the Company being a low-cost provider of nonstandard automobile insurance while maintaining a commitment to provide excellent service to both agents and insureds. The Company is continuing to invest in technology and information systems personnel, which will enhance its current ability to automate certain marketing, underwriting, claims and administrative functions to ensure that the Company will be able to continue to provide excellent service to its agents and insureds. This new automated technology will reduce the manual effort of agents to initiate new business, process payments and endorsements, and communicate with the Company. While such increased investment in technology has resulted, and may in the future result, in an increase in the Company's expense ratio, management believes that such continuing investment is essential for the Company to maintain a competitive position in the industry.

  On January 28, 1997, the Company announced that Integon Capital I (the "Trust"), a Delaware business trust the beneficial interests represented by the common securities of which are owned by the Company, proposed to sell, pursuant to Rule 144A and Regulation D under the Securities Act of 1933 (the "Securities Act"), $100 million aggregate liquidation amount of Capital Securities, Series A (the "Capital Securities"), the proceeds of which would be used to purchase Junior Subordinated Deferrable Interest Debentures, Series A (the "Junior Subordinated Debentures") of the Company. No assurance can be given as to the timing of the consummation of the offering. The Company expects to use the net proceeds of the proposed sale of Junior Subordinated Debentures (approximately $96.25 million) to contribute $50 million to its insurance subsidiaries and to fund an escrow account in an amount equal to two interest payments on the Junior Subordinated Debentures (which funds will be applied to make such payments), and expects to apply the balance of such proceeds to reduce the amount outstanding under the Company's bank credit facility (the "Credit Facility").

  The Junior Subordinated Debentures will mature in 2027, which may be shortened to a date not earlier than a date in 2016 in certain circumstances upon the occurrence of a Tax Event (as defined). The Junior Subordinated Debentures will be unsecured and rank junior and be subordinated to all Senior Indebtedness (as defined) of the Company.

  Holders of the Capital Securities will be entitled to receive preferential cumulative cash distributions, payable semi-annually. The distribution rate and the distribution payment dates and other payment dates for the Capital Securities will correspond to the payments and payment dates on the Junior Subordinated Debentures. Subject to certain exceptions, the Company will have the right to defer payments of interest on the Junior Subordinated Debentures by extending the interest payment period thereon for up to 10 consecutive semi-annual periods. The Company will guarantee (the "Guarantee") the Trust's obligations under the Capital Securities, but only to the extent of funds held by the Trust.

  The Capital Securities will be subject to mandatory redemption upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption. The Junior Subordinated Debentures will be redeemable at the option of the Company commencing in 2007, or in certain circumstances within 90 days following the occurrence of a Tax Event. The Company will have the right at any time to terminate the Trust and, after satisfaction of the liabilities to creditors of the Trust, cause the Junior Subordinated Debentures to be distributed to the holders of the Capital Securities. Each holder of Capital Securities will have the right, upon a Change of Control (as defined), to cause a repurchase of the Capital Securities held by such holder.

  The Capital Securities will not have been registered under the Securities Act and may not be offered or sold by any purchaser thereof absent registration or an applicable exemption therefrom. The Company and the Trust are expected to agree to use their best efforts to file a registration statement relating to an exchange offer pursuant to which another series of capital securities, junior subordinated debentures and guarantee covered by such registration statement and containing substantially the same terms as the Capital Securities, the Junior Subordinated Debentures and the Guarantee will be offered in exchange for the Capital Securities, the Junior Subordinated Debentures and the Guarantee.


CORPORATE STRUCTURE

  The Company, which was incorporated in 1989, is a Delaware corporation whose principal executive offices are located at 500 West Fifth Street, Winston-Salem, North Carolina 27152, telephone number (910) 770-2000. The Company's principal insurance subsidiaries are Integon Preferred Insurance Company, Integon National Insurance Company, Integon Casualty Insurance Company, Integon Indemnity Corporation, Integon General Insurance Corporation, New South Insurance Company, Integon Specialty Insurance Company (collectively, the "Domestic Insurance Subsidiaries") and Carolina National, Ltd. (together with the Domestic Insurance Subsidiaries, the "P&C Subsidiaries"). In addition, through Salem Underwriters, Inc. ("Salem"), the Company offers premium financing for the Company's insureds in North Carolina.

GENERAL

  The Company's business is focused on the writing of nonstandard automobile insurance. The following table sets forth the net premiums written by line of business of the P&C Subsidiaries for the periods indicated:

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1996     1995     1994
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
   Nonstandard Automobile........................... $722,941 $568,110 $334,604
   Specialty Automobile.............................   49,773   26,347    3,694
   Preferred Risk Automobile........................   24,842   24,576   24,025
   Other............................................      433    1,414    1,144
                                                     -------- -------- --------
     Total.......................................... $797,989 $620,447 $363,467
                                                     ======== ======== ========

  Detailed below are the loss, expense and combined ratios for the P&C Subsidiaries on a statutory and GAAP basis, for the periods indicated:

                                                   YEARS ENDED DECEMBER 31,
                                                   -----------------------------
                                                    1996      1995     1994(1)
                                                   --------  -------  ----------
                                                        (IN THOUSANDS)
   STATUTORY BASIS
     Loss Ratio...................................     79.4%    73.2%     70.8%
     Expense Ratio................................     22.1     21.5      21.7
                                                   --------  -------   -------
     Combined Ratio...............................    101.5%    94.7%     92.5%
                                                   ========  =======   =======
   GAAP BASIS
     Loss Ratio...................................     80.0%    73.4%     70.4%
     Expense Ratio................................     22.4     21.6      22.0
                                                   --------  -------   -------
     Combined Ratio...............................    102.4%    95.0%     92.4%
                                                   ========  =======   =======

--------
(1) Statutory and GAAP ratios for 1994 are computed including Bankers and Shippers' results for the period after the acquisition date of October 18, 1994.

 MARKETING

  Management believes that concentrating on nonstandard automobile insurance offers greater opportunities for profit than the marketing of a broad range of insurance products. The Company is currently pursuing a strategy of restricting growth and improving underwriting profitability through price increases impacting most of its new business and renewal business. The Company selects areas for expansion of its business based on a number of criteria, including the size of the nonstandard automobile insurance market, state-wide loss results, competition and the regulatory climate.

  The Company offers both liability and physical damage coverage in the nonstandard automobile insurance marketplace, with policies having terms of six or 12 months. Most nonstandard automobile insurance policyholders choose the basic limits of liability coverage, which, though varying from state to state, generally are $25,000 per person and $50,000 per accident for bodily injury, and in the range of $10,000 to $20,000 for property damage.

  Management is continuing its strategy of the Company being a low-cost provider of nonstandard automobile insurance while maintaining a commitment to provide excellent service to both agents and insureds. The Company is continuing to invest in technology and information systems personnel, which will enhance its current ability to automate certain marketing, underwriting, claims and administrative functions to ensure that the Company will be able to continue to provide excellent service to its agents and insureds. While such increased investment in technology has resulted, and may in the future result, in an increase in the Company's expense ratio, management believes that continuing such investment is essential for the Company to maintain a competitive position in the industry.

  Management emphasizes quality service through established standards in all phases of its operations and believes, based on surveys of agents, insureds and claimants conducted for the Company by an independent research firm, this approach has enabled the Company to maintain strong relationships with its agents and customers. The Company's renewed focus on technology includes the enhancement of the computer software that provides on-line communication with its agency force. Management believes that the efficiency, convenience and reliability of the computer system is highly valued by its agents. In addition, to deliver prompt service while ensuring consistent underwriting, the Company provides its agents rating software, which includes automated underwriting procedures enabling agents to rate policies accurately while the customer is in the agent's office. Generally, the agent has the authority to sell and bind insurance coverage for a limited period of time in accordance with procedures established by the Company. The Company generally reviews all coverages bound by its agents within seven business days of receipt of the application and decides whether to accept the insurance as quoted. If a claim is made on the policy prior to the Company's acceptance of the application, the Company may be liable for any loss reported up to the policy limit. These losses have historically been immaterial to the Company's results of operations. The Company continually reviews its agency relationships and may terminate agents whose underwriting results are not profitable and are not expected to be profitable for the Company.

  As part of its marketing strategy, the Company also utilizes Salem, its wholly-owned premium finance company and the largest premium finance company in North Carolina. Salem currently finances premiums only for customers of its subsidiaries in North Carolina. Such financing provides customers the alternative of a down payment with monthly installments rather than paying the premium in a lump sum. Salem has financed direct premiums written of approximately $164.5 million, $164.5 million and $168.0 million for the years ended December 31, 1996, 1995 and 1994, respectively. In all other states in which the Company does business, it utilizes installment pay plans through its Domestic Insurance Subsidiaries in lieu of premium financing.

 UNDERWRITING

  Management believes that most classes of nonstandard automobile insurance risks can be written profitably if they are priced adequately. The Company seeks to classify risks into narrowly defined segments through the utilization of all available underwriting criteria. The Company maintains an extensive, proprietary database, which contains statistical records with respect to its insureds on driving and repair experience by location, class of driver and type of automobile. Management believes this database gives the Company the ability to be more precise in the underwriting and pricing of its products.

  The Company utilizes many factors in determining its rates. Some of the characteristics used are type, age and location of the vehicle, number of vehicles per policyholder, number and type of traffic convictions or accidents, limits of liability, deductibles and, where allowed by law, age, sex and marital status of the insured. Factors also include trends in costs of automobile repair, which are increasing due to more expensive components as well as general price inflation. The rate approval process varies from state to state. Some states generally require approval of the insurance department prior to the use of the rates, while others allow rates to be used after filing.

  The automation of the Company's underwriting process is highly integrated with the agency force. For example, the Company provides a rating software package to agents for automated underwriting in their offices. In addition, in many instances the agent has access to the automated retrieval of motor vehicle reports, which, in conjunction with the rating software, is designed to obtain more accurate underwriting, pricing and policy issuance at the point of sale. The Company believes the automated underwriting system improves efficiencies for the agent and the Company, further linking the agent to the Company, and improves the accuracy and consistency of the underwriting decisions.

 CLAIMS DIVISION

  Management believes that the employment of salaried claims personnel, as opposed to the utilization of independent adjusters, results in reduced ultimate loss payments, lower loss adjustment expenses and improved customer service. Approximately 95% of the claims handled by the Company for the year ended December 31, 1996 were handled by salaried claims personnel, as compared to 95% and 85% in 1995 and 1994. The Company maintains 91 field claims offices, which are staffed with the salaried claims personnel. In addition to utilizing independent adjusters when required by an unusual volume of claims from catastrophes, the Company also uses them when it is not cost effective to utilize salaried claims personnel, such as when the Company expands into a new state or when claims volume is not sufficient to support such personnel.

  The Company's claims strategy also includes extensive training of adjusters, continuously surveying claimant satisfaction, providing automation to field claims adjusters and focusing on improving processes to reduce claims settlement times and improve service.

SPECIALTY AUTO, PREFERRED RISK AUTO AND OTHER PRODUCTS

 SPECIALTY AUTO

  The Company's Specialty Auto Division writes local and intermediate business automobile insurance in 23 states. These policies are designed primarily for tradespeople and artisans, including contractors, landscapers and other proprietors, who have small fleets or lightweight single vehicles. This division also writes motorcycle insurance in 17 states. Business auto and motorcycle insurance require the same underwriting and claims-handling skills as nonstandard automobile insurance. The Company plans to expand these programs through increased penetration within existing states and expansion into new states.

 PREFERRED RISK AUTO AND OTHER PRODUCTS

  The Company writes preferred risk automobile insurance in North Carolina, and until December 31, 1995 and April 1, 1996, respectively, also wrote mobile homeowners and homeowners insurance in North Carolina. The preferred risk automobile insurance line provides customers who meet certain strict underwriting criteria with competitive rates. Agents are qualified by the Company to write these lines based on their historic loss ratios as well as the number of years the agent has been in business. Effective January 1, 1996, the Company's mobile homeowners insurance was 100% reinsured. The Company discontinued writing new homeowners business effective April 1, 1996 and began non-renewing existing policies in force on January 1, 1997. Effective January 1, 1997, the Company reinsured 100% of its homeowners property business under a quota share agreement. The Company intends to continue to offer preferred risk automobile insurance in North Carolina.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

  Loss reserves are estimates of what an insurer expects to pay claimants. The P&C Subsidiaries are required to maintain reserves for payment of estimated loss and loss adjustment expenses for both reported claims ("Case Reserves") and claims which have been incurred but not yet reported ("IBNR"). The ultimate liability incurred by the P&C Subsidiaries may be different from current reserve estimates. The policy of the P&C Subsidiaries is to reserve for the ultimate probable expenditure for claims.

  The P&C Subsidiaries establish initial reserves for newly reported claims using amounts developed from historical averages. The case-by-case reserve amounts are determined by claim adjusters handling the claims, based on the adjusters' judgment and experience, and the nature and extent of the damages, liability and other criteria established by the Company. More experienced claims personnel establish reserves on larger, more complicated cases. With respect to LAE, certain formula calculations are utilized. The Company's claims department regularly monitors the adequacy of reserves for losses that have been reported to the Company and adjusts such reserves as necessary.

  Loss and LAE reserves for IBNR claims are estimated based on many variables, including historical and statistical information, inflation, legal developments, economic conditions, general trends in claim severity and frequency and other factors that could affect the adequacy of loss reserves. The chief actuary, senior claims and financial officers of the Company review reserves quarterly and IBNR reserves are adjusted as necessary.

  Adjustments in aggregate reserves, if any, are reflected in the operating results of the period during which such adjustments are made. Although claims for which reserves are established may not be paid for several years, the reserves for losses and LAE are not discounted, except as required to calculate taxable income for federal income tax purposes.

  The following table provides a reconciliation of beginning and ending loss and LAE reserve balances of the P&C Subsidiaries for each of the years in the three-year period ended December 31, 1996 as computed in accordance with GAAP. These reserves differ from such reserves calculated in accordance with statutory accounting practices ("SAP") primarily due to reinsurance receivable on unpaid losses and LAE, which are not included under SAP.

       RECONCILIATION OF LIABILITY FOR LOSS AND LOSS ADJUSTMENT EXPENSES

                                                     YEARS ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1996     1995      1994
                                                    -------- --------  --------
                                                          (IN THOUSANDS)
Gross reserves for losses and LAE at the beginning
 of the year......................................  $416,740 $395,300  $255,364
Deduct: Reinsurance receivable....................   181,952  193,519   147,882
Add: Bankers and Shippers net reserves at
 acquisition date.................................       --       --     75,804
                                                    -------- --------  --------
Reserves for losses and LAE, net of reinsurance
 receivable.......................................   234,788  201,781   183,286
                                                    -------- --------  --------
Add: Provision for losses and LAE for claims
 occurring in:
  Current year....................................   583,782  419,143   249,688
  Prior years.....................................     1,929   (3,170)  (14,240)
                                                    -------- --------  --------
    Total incurred losses and LAE.................   585,711  415,973   235,448
                                                    -------- --------  --------
Deduct: Loss and LAE payments for claims occurring
 in:
  Current year....................................   359,053  262,129   159,850
  Prior years.....................................   154,531  120,837    57,103
                                                    -------- --------  --------
    Total loss and LAE payments...................   513,584  382,966   216,953
                                                    -------- --------  --------
Reserves for losses and LAE at end of year, net of
 reinsurance receivable...........................   306,915  234,788   201,781
Add: Reinsurance receivable ......................   171,116  181,952   193,519
                                                    -------- --------  --------
Gross reserves for losses and LAE at end of year..  $478,031 $416,740  $395,300
                                                    ======== ========  ========

  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for an explanation of the increased losses and LAE in 1996.

  The following table sets forth the development of loss and LAE reserves of the P&C subsidiaries for the ten-year period ended December 31, 1996:

           ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT

                         1986      1987      1988       1989       1990      1991      1992      1993      1994      1995
                        -------   -------   -------   --------   --------  --------  --------  --------  --------  --------
Gross Unpaid Losses
 and LAE..............  $55,926   $72,548   $98,138   $117,696   $150,307  $186,865  $226,238  $255,364  $395,300  $416,740
Deduct: Reinsurance
   Recoverable........   38,112    52,748    69,303     82,389    101,761   115,103   138,081   147,882   193,519   181,952
Add: Bankers and
 Shippers net reserves
 at acquisition date..      --        --        --         --         --        --        --     75,804       --        --
                        -------   -------   -------   --------   --------  --------  --------  --------  --------  --------
Unpaid Losses and LAE,
 Net of Reinsurance...   17,814    19,800    28,835     35,307     48,546    71,762    88,157   183,286   201,781   234,788
Liability reestimated
 as of:
 One year later.......   17,116    19,155    29,938     42,539     49,770    66,225    74,215   169,046   198,611   236,717
 Two years later......   16,411    21,423    33,828     45,878     52,087    60,246    70,195   166,233   188,399
 Three years later....   17,837    23,414    35,222     47,674     46,797    56,352    67,360   156,416
 Four years later.....   19,310    24,280    36,979     44,789     44,798    55,632    62,185
 Five years later.....   20,239    25,399    35,782     43,992     44,759    53,297
 Six years later......   21,097    25,148    35,266     44,663     43,359
 Seven years later....   20,916    24,779    35,796     44,191
 Eight years later....   20,634    25,142    35,937
 Nine years later.....   21,105    25,520
 Ten years later......   21,478
Cumulative redundancy
 (deficiency).........   (3,664)   (5,720)   (7,102)    (8,884)     5,187    18,465    25,972    26,870    13,382    (1,929)
Cumulative redundancy
 (deficiency) as a
 percentage of unpaid
 losses and LAE.......      (21)%     (29)%     (25)%      (25)%       11%       26%       29%       15%        7%       (1)%
Paid (cumulative) as
 of:
 One year later.......  $ 9,409   $12,659   $20,154   $ 25,372   $ 23,463  $ 32,140  $ 36,304  $ 57,103  $120,837  $154,531
 Two years later......   12,448    16,276    24,747     33,428     34,658    41,961    49,850    81,569   159,336
 Three years later....   14,276    18,146    29,173     38,829     39,022    46,781    59,187    94,470
 Four years later.....   15,024    20,404    32,569     40,420     41,107    50,285    63,591
 Five years later.....   16,820    22,784    33,122     41,227     42,688    52,098
 Six years later......   18,913    22,868    33,465     42,284     43,560
 Seven years later....   18,854    23,030    34,073     42,896
 Eight years later....   18,983    23,546    34,530
 Nine years later.....   19,490    23,992
 Ten years later......   19,917
                          1996
                        --------
Gross Unpaid Losses
 and LAE..............  $478,031
Deduct: Reinsurance
   Recoverable........   171,116
Add: Bankers and
 Shippers net reserves
 at acquisition date..       --
                        --------
Unpaid Losses and LAE,
 Net of Reinsurance...   306,915
Liability reestimated
 as of:
 One year later.......
 Two years later......
 Three years later....
 Four years later.....
 Five years later.....
 Six years later......
 Seven years later....
 Eight years later....
 Nine years later.....
 Ten years later......
Cumulative redundancy
 (deficiency).........
Cumulative redundancy
 (deficiency) as a
 percentage of unpaid
 losses and LAE.......
Paid (cumulative) as
 of:
 One year later.......
 Two years later......
 Three years later....
 Four years later.....
 Five years later.....
 Six years later......
 Seven years later....
 Eight years later....
 Nine years later.....
 Ten years later......

  The fourth line of the preceding table sets forth the estimated net liability for unpaid losses and LAE for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in that year and all prior years that are unpaid as of the balance sheet date, including losses incurred but not yet reported to the Company. The preceding table also shows the reestimated amount of the previously recorded liability net of reinsurance based on experience as of the end of each succeeding year, including cumulative payments made. The lower portion of the table shows the cumulative amounts paid as of successive years for such claims. The estimates change as more information becomes known about the frequency and severity of claims for each year. A redundancy (deficiency) exists when the liability estimate is greater (less) than the reestimated liability at each December 31. The cumulative redundancy (deficiency) depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective columns.

  The Company has experienced a cumulative reserve deficiency due to adverse developments in the 1995 accident year, which was partially offset by favorable developments in the 1989 through 1994 accident years. Reserves were increased in late 1996 for the 1996 and prior accident years. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Reserves are necessarily based on estimates and there can be no assurance that the ultimate liability will not exceed such estimates. Management believes that the Company's reserves at December 31, 1996 are adequate. Conditions and trends that have historically affected the Company's claims may not necessarily occur in the future. Accordingly, it would not be appropriate to extrapolate future deficiencies or redundancies based on the results set forth above.

INVESTMENTS

  It is the Company's investment policy to invest primarily in investment-grade fixed income securities, as defined by the National Association of Insurance Commissioners ("NAIC"). The Company's investment objective is to maximize total return while maintaining safety of capital together with adequate liquidity for its insurance operations. The investments of each Domestic Insurance Subsidiary are also reviewed and approved by the investment committee of the board of directors of such subsidiary.

  As of December 31, 1996, 99.5% of the Company's investment portfolio consisted of fixed maturity securities and cash and cash equivalents. As of such date, approximately 99.5% of the Company's fixed maturity securities portfolio consisted of investment grade securities (rated Baa or better by Moody's or the equivalent).

  The investments of the Company are managed by an investment advisory firm, which is an affiliate of Head & Company L.L.C. ("Head Company"), which in turn is an affiliate of John C Head III and the Company. See "Item 13. Certain Relationships and Related Transactions--Transactions with Directors, Officers and Affiliates of Head & Company L.L.C."

  The following table sets forth certain information concerning the Company's investment portfolio as of December 31, 1996 and December 31, 1995:

                                         DECEMBER 31, 1996   DECEMBER 31, 1995
                                        ------------------- -------------------
                                        AMORTIZED  MARKET   AMORTIZED  MARKET
            TYPE OF INVESTMENT            COST    VALUE (1)   COST    VALUE (1)
            ------------------          --------- --------- --------- ---------
                                                    (IN THOUSANDS)
   Fixed maturities:
    Available for sale:
    Bonds and notes:
     U.S. government obligations(2).... $ 97,801  $ 97,357  $ 86,361  $ 89,210
     Obligations of states and
      political subdivisions(2)........  172,281   172,925   161,116   164,729
     Foreign obligations...............   11,422    11,541    30,788    32,193
     Public utilities..................   21,427    21,376     8,083     8,540
     All other corporate bonds.........  152,825   151,440   107,604   110,105
     Collateral-backed
      securities(2)(3).................   66,696    66,672    71,267    73,087
    Redeemable preferred stock.........      --        --      4,000     4,080
                                        --------  --------  --------  --------
                                         522,452   521,311   469,219   481,944
                                        --------  --------  --------  --------
   Other long-term investments.........    2,679     2,743     2,088     2,114
   Cash and short-term investments.....   43,838    43,838    21,046    21,046
                                        --------  --------  --------  --------
       Total........................... $568,969  $567,892  $492,353  $505,104
                                        ========  ========  ========  ========

--------
(1) The Company obtains market value information primarily through an independent pricing service. Market values are also obtained, to a lesser extent, from the Company's investment advisors. The advisors utilize financial market data systems and broker quotes to provide such prices.

(2) The Company invests in floating rate and stepped rate structured notes. At December 31, 1996 and 1995, the market value of the floating rate investments were $43.0 million and $9.7 million, respectively, and the market value of the stepped rate structured notes were $.4 million and $10.7 million, respectively.
(3) The Company's investment policy prohibits investments in certain mortgage-backed securities, such as interest only, principal only, residuals, Z bonds and inverse floaters. At December 31, 1996, the Company held $27.1 million in collateralized mortgage obligations compared to $29.5 million at December 31, 1995.

  The fixed maturity securities portfolio is composed primarily of intermediate-term, investment-grade securities. Moody's uses 10 symbols to indicate the relative investment quality of a rated bond. Issuers of "Aaa" rated bonds, the highest rating assigned by Moody's, are deemed to be of the best quality because interest payments are protected by a large or by an exceptionally stable margin and principal is secure. Issuers of "Aa" rated bonds are deemed to be of high quality by all standards; the quality of these bonds differs from "Aaa" bonds only in a small degree. Issuers of "Aa" rated bonds are deemed to have a strong capacity to pay interest and repay principal, but are rated lower than "Aaa" bonds because margins of protection may not be as large or there may be other elements which create a somewhat larger long-term risk. Issuers of "A" rated bonds are deemed to possess many favorable investment attributes. Factors giving security to principal and interest are considered adequate but elements which suggest a susceptibility to impairment in the future may be present. Issuers of "Baa" rated bonds are deemed to be neither highly protected nor poorly secured. Interest payment and principal security appear adequate but certain protective elements may be lacking or may be unreliable over any great length of time.

  The table below contains additional information concerning the investment ratings of the Company's investment portfolio at December 31, 1996:

              TYPE/RATINGS OF INVESTMENT(1)            CARRYING AMOUNT(2) PERCENTAGE
              -----------------------------            ------------------ ----------
                                                         (IN THOUSANDS)
   Fixed maturities:
    Available for sale:
     Government and Agencies..........................      $116,629         20.5%
     Aaa..............................................       160,973         28.3%
     Aa...............................................        70,527         12.4%
     A(3).............................................       165,665         29.2%
     Baa..............................................         4,961           .9%
                                                            --------        -----
       Total Baa or Better............................       518,755         91.3%
     Ba and Below.....................................         2,556          0.5%
                                                            --------        -----
       Subtotal.......................................       521,311         91.8%
     Other long-term investments......................         2,743          0.5%
     Cash and cash equivalents........................        43,838          7.7%
                                                            --------        -----
       Total..........................................      $567,892        100.0%
                                                            ========        =====

--------
(1) The ratings set forth above are based on the ratings, if any, assigned by Moody's. If Moody's ratings were unavailable, the equivalent ratings supplied by Standard & Poor's or the NAIC were used where available. The percentage of rated securities that were not assigned a rating by Moody's at December 31, 1996 was 10.6%.
(2) Carrying amount is estimated market value for bonds.
(3) The "A" category includes $25.6 million of securities which were not rated by Moody's or Standard & Poor's, but were rated "1" by the NAIC.

  The table below sets forth the contractual maturity profile of the Company's fixed maturity securities portfolio as of December 31, 1996:

                MATURITY/AVERAGE LIFE              CARRYING AMOUNT(1) PERCENTAGE
                ---------------------              ------------------ ----------
                                                     (IN THOUSANDS)
   Available for sale:
     1 year or less...............................      $  2,038           .4%
     More than 1 year through 5 years.............       110,778         21.2
     More than 5 years through 10 years...........       223,521         42.9
     More than 10 years...........................       118,302         22.7
                                                        --------        -----
                                                         454,639         87.2
     Collateral Backed Securities.................        66,672         12.8
                                                        --------        -----
       Total......................................      $521,311        100.0%
                                                        ========        =====

--------
(1) Carrying amount is estimated market value.

  The Company's net investment income, average invested assets and return on average invested assets for each of the three years ended December 31, 1996 were as follows:

                                                 YEARS ENDED DECEMBER 31,
                                                ----------------------------
                                                  1996      1995      1994
                                                --------  --------  --------
                                                      (IN THOUSANDS)
   Net investment income......................  $ 31,970  $ 29,937  $ 17,914
   Average invested assets(1).................   541,792   472,999   333,839
   Pre-tax return on average invested assets..       5.9%      6.3%      6.3%(2)
   After tax return on average invested
    assets....................................       4.1%      4.7%      4.9%(2)

--------
(1) Includes fixed maturity securities valued at amortized cost.
(2) Returns for 1994 have weighted for Bankers and Shippers' net investment income using cash and invested assets at the October 18, 1994 acquisition date.

FACTORS AFFECTING BUSINESS

 REGULATION

  The Domestic Insurance Subsidiaries, and the Company as their indirect parent, are subject to the insurance laws and regulations of North Carolina, and the laws and regulations of the other states in which the Domestic Insurance Subsidiaries are licensed to do business. The Company's subsidiaries collectively are licensed to do business as insurance companies in 50 states. The insurance laws and regulations, as well as the level of supervisory authority that may be exercised by the various state insurance departments, vary by jurisdiction, but generally grant broad powers to supervisory agencies or state regulators to examine and supervise insurance companies and insurance holding companies with respect to every significant aspect of the conduct of the insurance business, including the establishment of premium rates. These laws and regulations generally require insurance companies to maintain minimum standards of business conduct and solvency, meet certain financial tests, file certain reports with regulatory authorities, including information concerning their capital structure, ownership, management and financial condition, require prior approval of certain changes of control of domestic insurance companies and their direct and indirect parents and the payment of extraordinary dividends and distribution. In addition, these laws and regulations require approval for certain inter-company transfers of assets and certain transactions between insurance companies and their direct and indirect parents and affiliates, and generally require that all such transactions have terms no less favorable than terms that would result from transactions between parties negotiating at arm's length. Further, many states have enacted laws that restrict an insurer's underwriting discretion, such as the ability to terminate policies, terminate agents or reject insurance coverage applications, and many state regulators have the power to reduce, or to disallow increases in, premium rates. These laws may adversely affect the ability of an issuer to earn a profit on its underwriting operations. In general, such laws and regulations are for the protection of policyholders rather than security holders.

  Each Domestic Insurance Subsidiary is required to file quarterly and annual financial statements prepared using SAP in each jurisdiction in which it is licensed, and is subject to single and aggregate risk limits and other statutory restrictions concerning the types and quality of investments and the filing and use of policy forms and premium rates. Additionally, the Domestic Insurance Subsidiaries' accounts and operations are subject to periodic examination by the insurance commissioner of the state of domicile and by other state insurance regulatory authorities.

  The North Carolina insurance laws and regulations, including insurance holding company laws, impose restrictions on the amount of dividends that may be paid by the Domestic Insurance Subsidiaries. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources." Permission for the payment of dividends in excess of amounts permitted pursuant to such restrictions must be obtained from the North Carolina Insurance Commissioner, who has the discretion to deny any request for such approval.

  Most states have enacted legislation regulating insurance holding companies. The insurance holding company laws and regulations vary by state, but generally require an insurance holding company and its insurance company subsidiaries licensed to do business in the state to register and file certain reports with the regulatory authorities, including information concerning capital structure, ownership, financial condition, certain inter-company transactions and general business operations. State holding company laws also require prior notice or regulatory agency approval of direct or indirect changes of control of an issuer or its holding company and of certain material inter-company transfers of assets within the holding company structure.

  Insurance holding company laws and regulations provide that no person may acquire control of the Company, and thus indirect control of its insurance subsidiaries, without obtaining the prior approval of the insurance commissioner in the state in which the insurance company is domiciled. Any purchaser of 10% or more of the voting stock of an insurance holding company is generally deemed to have acquired control of that company and is required to obtain the approval of the appropriate insurance commissioners before consummating such purchase. The Restated Certificate of Incorporation of the Company provides that no stockholder of the Company may cast votes with respect to 10% or more of the voting stock of the Company unless such stockholder's acquisition or ownership of such voting stock has been previously approved by the North Carolina Insurance Commissioner.

  Most states in which the Domestic Insurance Subsidiaries transact business have guaranty fund laws pursuant to which insurers doing business in such states are assessed by a state insurance guaranty association in order to fund liabilities to policyholders and claimants of insolvent insurance companies. Since the likelihood and amount of any particular assessment generally cannot be determined until an insolvency has occurred, potential liabilities for assessments are generally not reflected on the books of insurers. During each of the three years ended December 31, 1996, 1995 and 1994, the amounts of such insolvency assessments of the Domestic Insurance Subsidiaries were approximately $195,000, $191,000 and $104,000, respectively.

  The property and casualty insurance business has been the subject of much legislative activity in various states seeking to address the issues of affordability and availability of different lines of insurance. Private passenger automobile insurance has received attention from legislatures in an effort to stem premium increases for such coverage. The enactment of such legislation in the states in which the Domestic Insurance Subsidiaries do business may have an adverse effect on their profitability. Or, conversely, such legislation may cause standard insurers to tighten underwriting criteria, causing the nonstandard market to grow.

  An insurer's profitability may also be adversely affected by court decisions. Premium rates are established using actuarial methods to permit an insurer to earn an underwriting profit. A court decision may undermine or change the assumptions used in the analysis so as to impact the projected level of profitability.

  In expanding its operations into additional states, the Company carefully considers the legislative and regulatory environment in that state before commencing operations and will not do business in states where the climate is not conducive to the operation of its business.

  Salem is subject to laws governing the operation of premium finance companies. These laws pertain to such matters as books and records that must be kept, forms, licensing, fees and charges. For example, in North Carolina, the maximum rate of interest Salem may charge is one percent per month on the outstanding principal balance; the maximum late payment fee is five percent of the amount of the overdue payment; and the maximum set-up fee is $15.00 per finance agreement.

  Carolina National, Ltd. is subject to the laws and regulations of Bermuda.

 RESIDUAL MARKETS

  Many states require that companies writing private passenger automobile insurance in that state participate in a residual market mechanism, alternatively referred to as the shared market. Although regulations vary by state, residual market mechanisms are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary automobile insurance market. Companies participate in the administration, profit and/or loss associated with those consumers' policies as provided by state regulations.

  North Carolina requires that motorists of the state carry a certain minimum amount of automobile liability insurance. The NCRF was established in 1973 as a non-profit legal entity to provide automobile liability insurance to motorists who otherwise would not be covered. All insurance companies licensed to write automobile insurance in the state must be members of the NCRF. The Domestic Insurance Subsidiaries are thus required to provide up to the maximum liability coverage allowed by the NCRF to any eligible North Carolina resident applying for coverage. The maximum liability coverage available under the NCRF for each motorist is $100,000 for bodily injury per individual, $300,000 for bodily injury per accident and $50,000 for property damage. The member companies may select whether to retain such risk or to cede the risk to the NCRF. The premium rates for business ceded to the NCRF are approved by the Board of Governors of the NCRF and are filed with the North Carolina Insurance Department. Generally, such rates have been at levels higher than that of the voluntary insurance market. For the year ended December 31, 1996, the Company ceded approximately $162.8 million, or 83.2% of its automobile liability direct premiums written in North Carolina, to the NCRF.

  Business ceded to the NCRF is then retroceded to all member companies in the same proportion as business is ceded to the NCRF by member companies. However, pursuant to recommendations made by the North Carolina Insurance Commissioner, each insurer may, and the Company does, exclude the assumed business from its SAP financial statements. The Company remains secondarily liable for the losses with respect to business ceded to the NCRF, as is the case with all reinsurance transactions, and as a result, maintains direct reserves on its books for the NCRF for GAAP reporting purposes and a corresponding reinsurance receivable. While the business retroceded by the NCRF is technically assumed by the Company, no risk is transferred back to the Company because North Carolina laws provide that cumulative losses incurred by the NCRF are recoverable either through direct surcharges to North Carolina motorists or by assessments of the member insurers which are subsequently recouped from individual policyholders. As of September 30, 1996, the NCRF had a cumulative operating surplus of $105.2 million. As of December 31, 1996, the Company had $147.9 million of reinsurance recoverables on unpaid losses from the NCRF, arising out of the reinsurance ceded by the Domestic Insurance Subsidiaries to the NCRF. The reinsurance recoverables represent ceded reserves for reported NCRF claims and incurred but not reported NCRF claims. The Company reports all transactions between the Company and the NCRF on a monthly basis. Such transactions involve premium collections, allowances for expenses, claims paid and recoupments. This report generates either a payable to or a receivable from the NCRF, which is generally settled with the NCRF within 60 days from the date of the report. To date, all paid NCRF losses have been reimbursed by the NCRF on a timely basis.

  Many states utilize assigned risk plans as the residual market mechanism. Assigned risk plan applicants are assigned on a rotating basis to all automobile insurers based on the individual insurer's share of the automobile insurance market in each of those states. Insurers then issue and service those individual insurance risks assigned to them and accept the profit or loss from those policies. Coverage is provided for both automobile liability and physical damage risks. In some jurisdictions, credits for writing certain classes of business may be used to offset assignments under assigned risk plans.

  Some states utilize a joint underwriting association as the residual market mechanism. Certain carriers service the business associated with such plan and all automobile insurers are charged or credited with any loss or profit associated with such business.

 A.M. BEST RATING

  A.M. Best, publisher of Best's Insurance Reports, Property-Casualty, has assigned a consolidated "A" (Excellent) rating to the Domestic Insurance Subsidiaries based on 1995 results, subject to a "negative outlook". This rating was issued on the basis of a number of factors, including a review concluded in May 1996. A.M. Best ratings are prepared for the protection of policyholders and not investors. A.M. Best currently is conducting its annual review of the Company's rating based on a number of factors, including 1996 results. See "Certain Considerations--Importance of Maintaining Statutory Surplus and Ratings."

 REINSURANCE

  In accordance with insurance industry practice, the Domestic Insurance Subsidiaries reinsure a portion of their exposure and pay to the reinsurers a portion of the premiums received on all policies reinsured. Insurance is ceded principally to reduce net liability on individual risks and to provide protection for individual loss occurrences, including catastrophic losses. Although reinsurance does not legally discharge the ceding insurer from primary liability for the full amount of the policies ceded, the assuming reinsurer is liable to the extent of the coverage ceded. Reserves for losses and LAE and a corresponding reinsurance receivable to the extent of reinsurance ceded are reported under GAAP.

  In 1996, the largest net per risk exposure retained by the P&C Subsidiaries on any one individual risk was $350,000. The Company's net per casualty risk exposure retention on personal lines auto was $350,000 and excess of loss coverage on specialty auto lines with net casualty risk exposure was $250,000. Effective January 1, 1997, the Company's net per casualty risk exposure on personal lines increased to $500,000 and excess of loss coverage on specialty auto lines was increased to $350,000. Casualty risks exceeding the net risk exposure retention are covered on an excess of loss basis, up to $7.0 million for 1995 and 1996 and $10.0 million in 1997. All property risks on homeowners policies up to $500,000 were reinsured on a 75% quota share basis through 1996. All additional property risks over $500,000 are covered by excess of loss reinsurance. Effective January 1, 1997, the Company ceded 100% of such homeowners' property risks pursuant to a quota share agreement. The Company discontinued writing new homeowners business effective April 1, 1996 and began non-renewing existing policies in force on January 1, 1997.

  Catastrophic reinsurance serves to protect the insurer from significant aggregate loss exposure arising from a single event such as windstorm, hail, tornado, hurricane, riot, vandalism, earthquake, freezing temperatures or other extraordinary events. In 1996, the P&C Subsidiaries retained per occurrence risk arising from such a single event up to $2.0 million, and 95% of the per occurrence risk in excess of $2.0 million up to $9.0 million was reinsured. Such coverage limits have not been changed for 1997.

  Based upon the resulting net retained exposures as compared to the statutory surplus of the P&C Subsidiaries, the Company believes that it has established appropriate reinsurance coverage. The Company also believes that, based on its review of its reinsurers' financial statements and reputation in the reinsurance marketplace, its unaffiliated reinsurers are financially sound and that the terms of the Company's reinsurance policies are consistent with customary industry practice. Reinsurance earned premiums ceded by the Company to all reinsurers, excluding the NCRF, were $23.1 million, $60.8 million and $26.9 million, for the years ended December 31, 1996, 1995 and 1994, respectively.

 NATURE OF BUSINESS; COMPETITION

  The nonstandard automobile insurance business is affected by many factors that can cause fluctuations in the results of operations of the P&C Subsidiaries. Many of these factors are not subject to the control of the Company. An economic downturn in the states where the Company writes business could result in fewer new car sales, less demand for automobile insurance and lower policy amounts. Economic upturns generally result in more driving with a resulting increase in accidents. Severe adverse weather conditions could adversely affect the Company's business. For example, certain recent weather conditions, such as Hurricanes Fran and Bertha, as well as severe winter weather, adversely affected earnings for the year ended December 31, 1996. These factors, together with competitive pricing, could result in fluctuations in the Company's underwriting results and net income.

  The Company competes with both large national writers and smaller regional companies in each state in which it operates. Certain of these competitors are larger and have greater financial resources, higher ratings, superior technological resources and greater access to sources of capital than the Company. In addition, certain of such competitors have from time to time decreased prices in order to gain market share. The Company's recent losses and resulting efforts to improve profitability through reduced growth, significant rate increases and implementation of more restrictive policy terms and underwriting criteria may adversely impact the Company's competitive position, insofar as its competitors may be able to offer more attractive policy rates and terms.

EMPLOYEES

  As of December 31, 1996, the Company employed approximately 2,300 full-time employees. Employees of the Company are not covered by any collective bargaining agreement. The Company considers its relationship with its employees to be excellent.

CERTAIN CONSIDERATIONS

  This Form 10-K contains forward-looking statements that inherently involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below.

 RESULTS FOR THE QUARTER AND YEAR ENDED DECEMBER 31, 1996

  The Company recorded a net loss of $16.4 million and net loss to common stockholders of $17.8 million for the fourth quarter of 1996, compared to net income of $10.5 million and net income available to common stockholders of $9.2 million for the fourth quarter of 1995. For the year ended December 31, 1996, the Company recorded net income of $170,000 and a net loss to common stockholders of $5.4 million, compared to net income of $34.0 million and net income available to common stockholders of $28.4 million in 1995. While the Company is implementing a plan to improve profitability, which includes the introduction of premium rate increases, increasing minimum policy down payments and implementing underwriting restrictions, there can be no assurances as to the effect of such measures on the Company's results in future quarterly and annual periods.

 LIMITED DIVIDENDS AVAILABLE FROM DOMESTIC INSURANCE SUBSIDIARIES

  The Company, a holding company whose principal asset is the capital stock of the P&C Subsidiaries and Salem, relies primarily on dividends from the Domestic Insurance Subsidiaries to meet its obligations for payment of interest and principal on outstanding debt obligations, dividends to stockholders and corporate expenses. The ability of the Domestic Insurance Subsidiaries to pay dividends to the Company is restricted by the insurance laws of North Carolina, under which the maximum amount of ordinary dividends that a Domestic Insurance Subsidiary may pay to the Company at any point in time without regulatory approval is the lesser of (a) 10% of the policyholders' statutory surplus of such Domestic Insurance Subsidiary as of the preceding December 31 or (b) the statutory net income of such Domestic Insurance Subsidiary for the preceding calendar year, less the amount of dividends paid during the preceding 12 months. In 1996, the maximum amount of ordinary dividends payable by the Company's Domestic Insurance Subsidiaries was approximately $22.3 million. The Company's Domestic Insurance Subsidiaries paid approximately $4.8 million of ordinary dividends in 1996.

  After taking into account dividends paid in 1996 and the statutory net income of the P&C Subsidiaries for 1996, an aggregate of only $7.9 million is available for the payment of dividends by the Company's Domestic Insurance Subsidiaries in 1997 without regulatory approval. However, the Company's Credit Facility also restricts the ability of the P&C Subsidiaries to pay dividends to the Company and restricts the ability of the Company to incur additional indebtedness (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Sources of Funds"), and no dividends may currently be paid under the terms thereof. Commencing in 1997, and taking into account the proposed issuance of the Junior Subordinated Debentures, annual debt service and preferred stock dividend requirements of the Company are estimated to be approximately $29.4 million, including the interest payments on the Junior Subordinated Debentures estimated to be $10.0 million. In addition, corporate expenses in 1996 were $5.5 million and common stock dividends were $5.7 million. Accordingly, unless the Domestic Insurance Subsidiaries receive approval for the payment of extraordinary dividends from the North Carolina Insurance Commissioner, additional borrowings (including borrowings under the Credit Facility), the issuance of additional securities or obtaining other funds, including from Salem, will be necessary to pay debt service, including interest, on the Junior Subordinated Debentures, as well as dividends on the Company's outstanding preferred stock and common stock and other expenses of the Company.

  No assurance can be given that there will be no further or additional regulatory actions or developments restricting the ability of the Company and the Domestic Insurance Subsidiaries to pay dividends or otherwise advance funds to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources-- Regulation."

 HIGH LEVERAGE

  The Company has substantial indebtedness and is highly leveraged. At December 31, 1996, the Company had total indebtedness of $194.8 million (including $44.0 million of short-term debt under the Credit Facility) and stockholders' equity of $215.4 million. Additionally, because the Company may not receive dividends from the Domestic Insurance Subsidiaries in the near future without approval from the North Carolina Insurance Commissioner, the Company may be required, to the extent permitted under the Company's debt instruments, to incur additional indebtedness to fund its interest payments, stockholder dividends and operating expenses. The Company's Credit Facility currently restricts the Company's ability to borrow thereunder if its premiums written to statutory surplus ratio exceeds 3.25x or its debt to total capitalization ratio exceeds 55%. The Company's premiums written to statutory surplus ratio for the year ended December 31, 1996 was approximately 3.248x and its debt to total capitalization ratio was 47.5%. In addition, the proposed terms of the Junior Subordinated Debentures restrict the Company's ability to incur indebtedness. Accordingly, additional indebtedness to fund operating expenses may not be available.

 IMPORTANCE OF MAINTAINING STATUTORY SURPLUS AND RATINGS

  The capacity for the Company's growth in premiums, like that of other insurance companies, is in part a function of its statutory surplus. Maintaining appropriate levels of statutory surplus is considered important by the Company's management, state insurance regulatory authorities, and the agencies that rate insurers' financial strength. Failure to maintain certain levels of statutory capital and surplus could result in increased scrutiny or, in some cases, action taken by state regulatory authorities and/or downgrades in an insurer's ratings.

  The Company's Domestic Insurance Subsidiaries' financial strength are rated "A" (Excellent) by A.M. Best based on a number of factors, including their 1995 results of operations, subject to a "negative outlook." This rating was issued on the basis of a review concluded in May 1996. A.M. Best's ratings are based on factors considered to be of concern to policyholders and are not directed toward protection of investors. A.M. Best currently is conducting its annual review of the financial strength rating of the Domestic Insurance Subsidiaries based on a number of factors, including their 1996 results of operations. There can be no assurance that the Domestic Insurance Subsidiaries will be able to maintain their current A.M. Best ratings. In early December 1996, Standard & Poor's placed the Company's senior debt and preferred stock ratings on CreditWatch with negative implications, and on December 31, 1996 lowered such ratings to BB+ and BB-from BBB- and BB+, respectively. In taking such action, Standard & Poor's stated that the downgrades reflected greater-than-anticipated deterioration in the Company's operating performance and the resultant weaker cash flow available to the Company to service its debt. Standard & Poor's also stated its view that the Company's combined ratio is not expected to rebound to or remain at historic levels because of continued strong competition in the nonstandard auto marketplace. Standard & Poor's current ratings outlook is stable. The Company's senior debt and preferred stock are currently rated "Ba2" and "ba3," respectively, by Moody's.

  Any further downgrade in ratings could materially adversely affect the Company's business and the value of the Company's securities. In addition, increased public and regulatory concerns regarding the financial stability of participants in the insurance industry have resulted in greater emphasis being placed by policyholders and independent agents upon insurance company ratings and has created some measure of competitive advantage for insurance carriers with higher ratings.

 LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

  The amounts established and to be established by the Company for loss and LAE reserves are estimates of future costs based on many variables, including historical and statistical information, inflation, legal developments, economic conditions and estimates of future trends in claims severity and frequency. The Company has in the past experienced and may in the future experience cumulative deficiencies in reserving for losses and LAE. In December 1996, the Company increased its loss and LAE reserves by $12.5 million, primarily with respect to the 1996 accident year, with $1.9 million attributable to prior accident years. In each case, such reserve increases reflected the Company's determination that prior reserve levels for such years were not adequate. The establishment of appropriate reserves is an inherently uncertain process, and although, following the recent reserve increases, the Company believes adequate provision has been made for the Company's loss and LAE reserves, there can be no assurance that future adjustments to loss and LAE reserves will not be required. Shortfalls in the Company's reserve estimates could materially adversely affect the Company.

 COMPETITION

  The Company competes with both large national writers and smaller regional companies in each state in which it operates. Certain of these competitors are larger and have greater financial resources, higher ratings, superior technological resources and greater access to sources of capital than the Company. In addition, certain of such competitors have from time to time decreased prices in order to gain market share. The Company's recent losses and resulting efforts to improve profitability through reduced growth, significant rate increases and implementation of more restrictive policy terms and underwriting criteria may adversely impact the Company's competitive position, insofar as its competitors may be able to offer more attractive policy rates and terms.

 REGULATION AND LEGAL PROCEEDINGS

  The Company is subject to extensive regulation and supervision in the jurisdictions in which it does business. This regulatory oversight includes, by way of example, matters relating to licensing and examination, rate setting, trade practices, policy forms, limitations on the nature and amount of certain investments, claims practices, mandated participation in shared markets and guaranty funds, reserve adequacy, insurer solvency, transactions between affiliates, the amount of dividends that may be paid, and restrictions on underwriting standards. Such regulation and supervision are primarily for the benefit and protection of policyholders and not for the benefit of investors.

  In recent years, the automobile insurance industry has been under pressure from certain state regulators, legislators and special interest groups to reduce, freeze or set rates at levels that may not correspond with underlying costs, including initiatives to roll back automobile and other personal lines rates. This activity has adversely affected, and may in the future adversely affect, the profitability of the Company's business in various states because increasing costs of litigation, combined with rising automobile repair costs, continue to increase the costs of providing automobile insurance coverage. Adverse legislative and regulatory activity constraining the Company's ability to adequately price automobile insurance coverage may occur in the future. The impact of the automobile insurance regulatory environment on the Company's results of operations in the future is not predictable.

  In recent years the state insurance regulatory framework has come under increased federal scrutiny, and certain state legislatures have considered or enacted laws that alter and, in many cases, increase state authority to regulate insurance companies and insurance holding company systems. Further, the National Association of Insurance Commissioners ("NAIC") and state insurance regulators are re-examining existing laws and regulations, specifically focusing on insurance company investments, issues relating to the solvency of insurance companies, risk-based capital guidelines, interpretations of existing laws, the development of new laws, and the definition of extraordinary dividends. It is presently not possible to predict the outcome of any of the above matters, or their potential effect on the Company.

  Various regulatory, governmental and other legal actions are currently pending involving or affecting the Company and its subsidiaries and specific aspects of the conduct of their businesses. Additionally, the Company and certain of its subsidiaries are defendants in numerous legal actions and proceedings of a character normally incident to their businesses and certain of these complainants seek damages of unspecified amounts.

 VOLATILITY OF UNDERWRITING RESULTS

  Nonstandard automobile insurers such as the Company are subject to volatility in their underwriting results, primarily as a result of the frequency and severity of claims, as well as due to expense ratio fluctuations. The Company has experienced, and can be expected in the future to experience, losses from weather-related events, including hurricanes, wind and hail, and severe winter weather, and the frequency and severity of such events are inherently unpredictable. The Company's loss experience is also affected by such factors as changes in automobile repair costs, medical costs, driving habits and macroeconomic conditions, all of which are largely beyond the Company's control. To the extent geographically concentrated in the eastern United States, an area from which the Company drew approximately 75% of its business in 1995 and 1996, based on nonstandard net premiums written, the effect of any one of these factors on the Company may be accordingly exacerbated. The Company's expense levels have also been significantly affected in recent periods by the need for additional technology investments, including those for beginning the modifications necessary to accommodate the Year 2000, and may in the future be affected by additional such expenditures.

 POLICYHOLDER RENEWALS

  Nonstandard automobile insurance is highly price sensitive. Due to the nature of the Company's policyholders (for example, insureds seeking the least expensive insurance which satisfies the requirements of state laws), the renewal rate of the Company's policyholders is lower than that typically experienced by preferred and standard risk insurance companies. The success of the Company's business, therefore, depends on its ability to replace non-renewing insureds with new policyholders. The Company monitors rates of retention and the cancellation of its policies and attempts to refine its products in response to loss experience and rates of retention in particular markets. Although a majority of the Company's insureds will likely remain nonstandard risks because of, among other things, their desire for minimum policy limits, many of the Company's insureds may seek to obtain standard or preferred policies in order to reduce their cost of insurance. In addition, the recent actions taken by the Company to improve profitability, including the implementation of significant rate increases and more restrictive policy and payment terms, may have the effect of reducing the Company's renewal rates and decreasing premium volumes in certain states or lines of business. There can be no assurance that the Company will be successful in its efforts to improve its renewal rates or to replace non-renewing policyholders.

 DEPENDENCE ON KEY PERSONNEL

  The success of the Company is dependent on the efforts and abilities of its management, including its Chairman, Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, and the ability of the Company to attract and retain qualified personnel. There can be no assurance as to the effect upon the Company's performance of future changes in senior management, including the choice of a successor chief executive officer, the timing of which is not certain. The Company is presently seeking a successor chief executive officer.

 INVESTMENTS

  Because a significant portion of the Company's revenues are generated from its invested assets, the performance of its investment portfolio may materially affect the Company's results of operations and financial condition. Total pre-tax net realized investment gains were $2.7 million and $9.7 million in 1996 and 1995, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  All of the Company's fixed income securities have been designated as "available for sale" pursuant to GAAP. Fixed income securities designated as "available for sale" are carried in the Consolidated Financial Statements at estimated market value, as determined in the aggregate. As of December 31, 1996, the aggregate market value of fixed income securities "available for sale" was less than amortized cost by $1.1 million. Future declines in the market value of such securities could have a material adverse impact on the Company's financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Investments."

 HOLDING COMPANY STRUCTURE

  The operations of the Company are conducted through the P&C Subsidiaries. Except to the extent that the Company may itself be a creditor with recognized claims against the P&C Subsidiaries, claims of creditors of such subsidiaries will have priority with respect to the assets and earnings of such subsidiaries over the claims of creditors of the Company. Statutory liabilities of the P&C Subsidiaries, including loss reserves and unearned premium reserves, aggregated $687.4 million at December 31, 1996 and assets of such subsidiaries totaled $933.3 million at such date.

  In addition, in the event of a default on the Company's debt or an insolvency, liquidation or other reorganization of the Company, creditors of the Company will have no right to proceed against the assets of the P&C Subsidiaries or to cause their liquidation under Federal and state bankruptcy laws. If any of the Company's Domestic Insurance Subsidiaries were to be liquidated, such liquidation would be conducted under the insurance laws of North Carolina by the North Carolina Insurance Commissioner as the receiver with respect to such subsidiary's property and business.

ITEM 2. PROPERTIES

  The Company owns its 410,000 square foot corporate headquarters buildings, associated parking facilities and a 13,500 square foot child care facility located in downtown Winston-Salem, North Carolina. The Company also owns a 191,000 square foot office complex in Burlington, North Carolina. The Domestic Insurance Subsidiaries rent various small office facilities, primarily field claims offices, throughout its marketing territories.

ITEM 3. LEGAL PROCEEDINGS

  The Company is a party to various lawsuits primarily incident to the ordinary course of its business that would not materially affect the financial position and results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The following table sets forth, for the calendar quarters indicated, the high and low prices of the Company's common stock, par value $.01 per share ("Common Stock"), reported by the New York Stock Exchange under the symbol "IN." On January 24, 1997 the closing price of the Common Stock was 14 5/8.

          1996           HIGH   LOW
          ----          ------ ------
        First Quarter   $22.13 $19.13
        Second Quarter   20.50  17.25
        Third Quarter    21.25  18.38
        Fourth Quarter   20.63  16.00

          1995           HIGH   LOW
          ----          ------ ------
        First Quarter   $14.75 $11.75
        Second Quarter   17.38  13.13
        Third Quarter    18.13  15.88
        Fourth Quarter   21.25  15.88

  The Company's Board of Directors' policy is to review dividends in the first quarter of each year after completion of the fiscal year-end financial results. The declaration and payment of future dividends to holders of Common Stock will be at the discretion of the Board of Directors and will depend upon many factors, including the Company's financial condition, earnings and capital requirements of the Company's Domestic Insurance Subsidiaries, legal requirements and regulatory constraints. Accordingly, there is no requirement or assurance that dividends will be declared or paid in the future. For a discussion of restrictions on the ability of the Domestic Insurance Subsidiaries to pay dividends to the Company and the ability of the Company to pay dividends, see "Item 1. Business--Certain Considerations--Limited Dividends Available from Domestic Insurance Subsidiaries" and "--High Leverage" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6. SELECTED FINANCIAL INFORMATION


                                        YEARS ENDED DECEMBER 31,
                         ------------------------------------------------------------------
                            1996            1995         1994           1993       1992
                         -----------     -----------  -----------     ---------- ----------
                           (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
OPERATING RESULTS
  Direct premiums
   written.............. $   935,011     $   797,373  $   545,483     $ 395,767  $ 341,957
  Net premiums written..     797,989         620,447      363,467       246,393    193,459
  Total revenues........     783,411         627,458      369,587       267,510    215,287
  Income from continuing
   operations...........         170          36,619       22,538        43,286     31,324
  Net income............         170          33,995       23,188        44,196     30,110
  Net income (loss)
   available to common
   stockholders.........      (5,400)         28,425       22,306        44,196     29,772
  Operating earnings
   (loss)...............      (1,592)         30,315       23,259        37,008     28,734
PER SHARE
  Income from continuing
   operations........... $      (.34)    $      1.86  $      1.38     $    2.53  $    1.94
  Net income............        (.34)           1.73         1.42          2.58       1.87
  Weighted average
   shares outstanding...      15,850          19,635       15,750        17,119     15,918
  Dividends paid........ $       .36     $       .36  $       .36     $     .32  $     .16
  Operating earnings....        (.45)           1.54         1.42          2.16       1.78
FINANCIAL POSITION
  Cash and invested
   assets............... $   567,892     $   505,104  $   420,919     $ 244,588  $ 242,249
  Total Assets..........   1,356,799       1,241,679    1,152,123       656,721    584,070
  Short-term debt.......      44,000          16,000       21,000        16,049        --
  Notes payable.........     150,760         150,807      150,812        75,826     74,808
  Stockholders' equity..     215,391         234,847      195,259       127,462    115,820
GAAP COMBINED RATIO(1)
  Loss ratio............        80.0%           73.4%        70.4%         62.1%      57.0%
  Expense ratio.........        22.4            21.6         22.0          21.9       24.1
                         -----------     -----------  -----------     ---------  ---------
  Combined ratio........       102.4%           95.0%        92.4%         84.0%      81.1%
                         -----------     -----------  -----------     ---------  ---------
SELECTED INSURANCE
 COMPANY STATUTORY
 DATA(2)
  Loss ratio............        79.4%           73.2%        70.8%         63.0%      57.0%
  Expense ratio.........        22.1            21.5         21.7          22.0       20.9
                         -----------     -----------  -----------     ---------  ---------
  Combined ratio........       101.5%           94.7%        92.5%         85.0%      77.9%
                         -----------     -----------  -----------     ---------  ---------
  Statutory net income.. $     6,882     $    41,814  $    37,883(3)  $  35,097  $  39,267
  Statutory surplus.....     245,919         226,832      198,589       103,033    105,395
  Net premiums written
   to statutory
   surplus..............       3.248x(3)         2.7x         2.6x(4)       2.4x       1.8x

--------
(1) Ratios for 1993 exclude the effect of non-recurring items relating to the settlement of a premium rate dispute.
(2) Combined ratio for 1994 is computed including the results of Bankers and Shippers for the period after the acquisition date of October 18, 1994.
(3) After giving effect to the application of the proceeds of the sale of the Junior Subordinated Debentures, the pro forma ratio would have been 2.7x.
(4) Includes results of Bankers and Shippers and Integon Preferred Insurance Company for the full year 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following section contains forward-looking statements regarding future profit levels, premium growth, cash flows and other matters, which involve risks and uncertainties that may affect the Company's actual results of operations.

  The following important factors, among others, could cause actual results to differ materially from those set forth in the forward looking statements: claims frequency, claims severity, severe adverse weather conditions, the cost of automobile repair, economic activity, competitive pricing and the regulatory environment in which the Company operates. See "Item 1. Business-- Certain Considerations."

RESULTS OF OPERATIONS

 YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

  Net premiums written increased 28.6% from $620.4 million in 1995 to $798.0 million in 1996. Of that amount, nonstandard automobile insurance net premiums written increased from $568.1 million in 1995 to $722.9 million in 1996, or 27.3%. The increase in nonstandard automobile insurance net premiums written is attributable, in part, to a shift in the Company's business towards states with higher premium rates. Certain states' premium rates are generally higher because of competitive conditions, higher expected losses and expenses or higher limits of liability required. The increase is also attributable to the Company insuring a greater percent of its customers with 12 month policies instead of six month policies. Unit growth and, to a lesser extent, rate increases also contributed to the increase in net premiums written. Specialty auto products net premiums written increased 88.9% from $26.3 million in 1995 to $49.8 million in 1996. Premiums earned on all lines of business increased 29.1% from $567.0 million in 1995 to $732.0 million in 1996 and reflects the increase in net premiums written.

  Loss and LAE increased 40.8% from $416.0 million in 1995 to $585.7 million in 1996. The loss ratio, defined as loss and LAE as a percentage of premiums earned, increased from 73.4% in 1995 to 80.0% in 1996. Inadequate pricing, and changes in product design and underwriting criteria, undertaken during 1996 contributed to the increase in loss and LAE and resulted in the Company attracting some new insureds with higher loss characteristics than previously experienced. The Company's loss and LAE were adversely affected by an increase in the frequency and severity of claims. In particular, during the first and third quarters, respectively, the Company was impacted by severe winter weather and Hurricanes Fran and Bertha, which accounted for an increase in loss and LAE of approximately $12.0 million. The increase in loss and LAE also included a $12.5 million increase in the Company's loss and LAE reserves in the fourth quarter of 1996 due to actual loss and LAE being in excess of original expectations, primarily for the 1996 accident year, with $1.9 million being attributable to prior accident years.

  The Company believes that the severity trends noted above reflect general increases in the costs of repairing automobiles, attributable to air bags, advanced technology and anti-lock brakes and other more expensive components in an increasing number of vehicles insured by the Company, as well as to general price inflation. To some extent, the Company's pricing in 1996 did not adequately factor in such cost increases.

  Policy acquisition and other underwriting expenses increased 33.7% from $122.7 million in 1995 to $164.0 million in 1996. The expense ratio, defined as policy acquisition and other underwriting expenses as a percentage of premiums earned, increased from 21.6% in 1995 to 22.4% in 1996. The increase in policy acquisition and other underwriting expenses was due to an increase in personnel-related and other information systems costs. Such costs were incurred primarily to enhance the Company's operations, and also included expenditures for beginning the modifications necessary to accommodate the Year 2000. Bad debt expense during 1996 increased from $8.1 million in 1995 to $16.1 in 1996 due in part to increased net premiums written and the extension of more favorable credit terms to its insureds. During the fourth quarter of 1996, the Company, in addition, wrote-off $3.5 million in deferred acquisition costs as a result of the increase in the loss ratio in the last several months of the year.

  Other income less other expenses resulted in expenses of $.8 million in 1996 and income of $2.5 million in 1995. The decrease in income primarily reflects the fact that 1995 results included $.9 million of income from the sale of a joint venture.

  Net investment income increased 6.8% from $29.9 million in 1995 to $32.0 million in 1996 as a result of the $68.8 million increase in average invested assets. This higher level of invested assets was partially offset by a decrease in comparable investment yields and a higher percentage of tax-exempt securities, which resulted in a pre-tax yield on the investment portfolio of 5.9% in 1996 compared to 6.3% in 1995. The percentage of cash and invested assets invested in tax-exempt securities was 25.5% and 24.3% in 1996 and 1995, respectively. In addition to the variances discussed above, the Company realized investment gains of $2.7 million in 1996 after a $2.0 million write-down of bonds in its investment portfolio, compared to $9.7 million of realized investment gains in 1995.

  Interest expense increased from 3.5% from $14.5 million in 1995 to $15.0 million in 1996 due to increased short-term borrowings to pay parent company expenses.

  Federal income taxes decreased $18.4 million from $16.3 million incurred in 1995 to a $2.1 million tax benefit in 1996. The tax benefit is a result of the Company having a loss from operations before federal income tax.

  Income before extraordinary items decreased $36.4 million from $36.6 million in 1995 to $.2 million in 1996.

 YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1994

  Net premiums written increased 70.7% from $363.5 million in 1994 to $620.4 million in 1995. Nonstandard auto insurance net premiums written increased 69.8% from $334.6 million in 1994 to $568.1 million in 1995. Premiums earned on all lines of business increased 69.5% from $334.5 million in 1994 to $567.0 million in 1995. Nonstandard auto insurance premiums earned increased $216.6 million, or 70.2%, over the amount earned in 1994. The growth in premium volume is due to the acquisition of Bankers and Shippers in October 1994 and increased market penetration in most of the Company's existing territories as well as entrance into new markets.

  Loss and LAE increased 76.7% from $235.4 million in 1994 to $416.0 million in 1995. The loss ratio increased from 70.4% in 1994 to 73.4% in 1995. The increase in the loss ratio was due primarily to increased severity of physical damage claims resulting from newer automobiles that are more complicated and expensive to repair.

  Policy acquisition and other underwriting expenses increased 66.7% from $73.6 million in 1994 to $122.7 million in 1995. The expense ratio decreased from 22.0% in 1994 to 21.6% in 1995. The decrease in the expense ratio was due primarily to increased operating efficiencies.

  Net investment income increased 67.1% from $17.9 million in 1994 to $29.9 million in 1995. The average balance of invested assets increased 41.7% from 1994 to 1995 due primarily to the acquisition of Bankers and Shippers and operating cash flow. The overall pre-tax yield for the Company was 6.3% in 1994 and 1995. The Company significantly reduced investments in tax-exempt securities to 24.3% of total cash and invested assets at December 31, 1995 compared to 57.4% at December 31, 1994. The after-tax yield was 4.7% in 1995 compared to 4.9% in 1994.

  Other income less other expenses resulted in income of $2.5 million and $.4 million in 1995 and 1994, respectively. The increase in income in 1995 was primarily due to lower corporate expenses of $1.3 million and

$.7 million of income associated with a joint venture that was sold during the year. The decrease in corporate expenses was due to lower legal expenses and reduced costs associated with directors' compensation. A settlement was reached in litigation early in the year which reduced legal expenses and a reduction in Board members in 1995 resulted in lower compensation expense compared to 1994.

  Interest expense increased from $8.4 million in 1994 to $14.5 million in 1995 due to the issuance in October 1994 of 9.5% Senior Notes due 2001 in connection with the acquisition of Bankers and Shippers and short-term borrowings under the committed credit facility in 1995.

  Federal income taxes increased $6.6 million from $9.7 million in 1994 to $16.3 million in 1995. The effective tax rate increased from 30.0% in 1994 to 30.8% in 1995 due primarily to higher underwriting income and decreased holdings of tax-exempt securities in 1995. Underwriting income is taxed at the statutory rate of 35.0% while net investment income is taxed at a lower effective rate due to the investment in tax-exempt securities.

  Income before extraordinary items increased $14.1 million from $22.5 million in 1994 to $36.6 million in 1995. Additionally, there were net realized investment losses of $1.1 million in 1994 compared to net realized investment gains of $9.7 million in 1995. Adjusting for these factors, income before extraordinary gains increased $7.1 million from $23.2 million to $30.3 million. Additional factors affecting results have been discussed above.

LIQUIDITY AND CAPITAL RESOURCES

  SOURCES OF FUNDS: The major sources of operating funds for Integon Corporation, the parent company, have been (i) dividends from its subsidiaries, (ii) reimbursements of costs and expenses in connection with the management agreement among the Company and its subsidiaries pursuant to which the Company provides certain services to such subsidiaries, (iii) tax sharing payments from the operating subsidiaries to the Company and (iv) borrowings under credit facilities. The Company files a consolidated federal income tax return including its subsidiaries and receives payments pursuant to a tax sharing agreement among the Company and its subsidiaries. Taxes are computed for each subsidiary and paid to the Company as if such subsidiary were filing a tax return on a stand-alone basis, thereby providing additional funds to the Company because the aggregate of such payments generally exceeds taxes to be paid by the Company on a consolidated basis.

  Subject to the limitations on dividends described below, the foregoing sources are expected to be available for future needs of Integon Corporation. Such dividends are limited pursuant to the North Carolina insurance laws and regulations. In determining the ability of its insurance subsidiaries to pay dividends, the Company monitors its subsidiaries' operating leverage based on the level of net premiums written to statutory surplus. In addition, the P&C Subsidiaries' ability to pay dividends is limited by the terms of the Company's Credit Facility, which requires the P&C Subsidiaries to maintain a net premiums written to statutory surplus of 3.25x. The P&C Subsidiaries' premium written to statutory surplus ratio for the year ended December 31, 1996 was approximately 3.248x. See "--Financing Activities." Dividends will be retained by the subsidiaries as needed to comply with the covenants of the Company's Credit Facility and, in any event, may be retained to fund growth.

  The maximum amounts of dividends from the Domestic Insurance Subsidiaries that could be payable during 1997 without the approval by the North Carolina Insurance Commissioner is approximately $7.9 million. However, the payment of dividends is further restricted by the terms of the Company's Credit Facility. See "--Financing Activities."

  As of December 31, 1996, Integon Corporation had approximately $1.4 million of cash and cash equivalents that were available for general corporate purposes, including debt service, dividend payments and working capital.

  The principal sources of funds for the Company's subsidiaries are net premiums collected, proceeds from investment income and from investments that have been sold, matured or repaid, and premium financing revenues.

  On a consolidated basis, net cash flows provided by operating activities for the year ended December 31, 1996 and 1995 were $75.6 and $54.0 million, respectively. Based on the Company's current financial plans, management believes that its subsidiaries will continue to realize positive cash flows from their operating activities and that the operating liquidity needs of such subsidiaries can be funded exclusively from such cash flow.

  USES OF FUNDS: Integon Corporation's principal uses of funds are the payment of corporate operating expenses, taxes, debt service and dividends on preferred and common stock. During 1996, Integon Corporation contributed $10.1 million of capital to the P&C Subsidiaries.

  The principal uses of funds of the Company's subsidiaries are the payment of claims on insurance policies, the payment of operating expenses, purchase of investments, tax sharing payments and, to the extent permissible, dividends to Integon Corporation.

  The Company and its subsidiaries are committed to using funds to continue its investment in new technology and to continue to expand information system personnel primarily to enhance operations, as well as to accomplish the modifications necessary to accommodate the Year 2000.

  FINANCING ACTIVITIES: In July 1996, the Company's Credit Facility was increased from $25.0 million to $75.0 million to reflect the increased size of the Company and to pay parent company expenses as the insurance subsidiaries retain earnings to fund future growth. The interest rate charged on the Credit Facility is based on the bids of the participating lenders and, in the case of Eurodollar loans, a margin percentage ranging from .55% to .675% is added. The facility fee ranges from .20% to .35% of the total amount of the facility.

  The Credit Facility contains certain covenants, including a limitation on net premiums written to statutory surplus of 3.25x and a maximum ratio of debt to total capitalization of 55%. The amount of the Credit Facility available, subject to the borrowing conditions thereunder, for future borrowings at December 31, 1996 was $31 million. The Company expects to use a portion of the proceeds from the sale of the Junior Subordinated Debentures to reduce the amount outstanding under the Credit Facility. See "Item 1. Business--Recent History; Strategy."

  The Company's interest expense also includes payments with respect to its 9 1/2% Senior Notes due October 15, 2001 (the "9 1/2% Senior Notes") and its 8% Senior Notes due August 15, 1999 (the "8% Senior Notes" and together with the 9 1/2% Senior Notes, the "Senior Notes"). The indentures governing the Senior Notes contain covenants that restrict the ability of the Company and its subsidiaries to dispose of the capital stock of any subsidiary and to incur indebtedness secured by the capital stock of any subsidiary. The Senior Notes are not redeemable by the Company prior to maturity.

  INVESTMENTS: In accordance with the Company's investment policy, the Company's investments at December 31, 1996 consisted primarily of investment-grade securities (rated Baa or better by Moody's or the equivalent). Consolidated cash and cash equivalents at December 31, 1996 amounted to $43.8 million, or 7.7% of total cash and invested assets.

  Management has determined that the entire fixed maturity securities portfolio should be classified as "available for sale." Fixed maturity securities classified as "available for sale" are carried at estimated market value. The market value and amortized cost of all fixed maturity securities at December 31, 1996 were $521.3 million and $522.5 million, respectively.

  Management believes that the securities in the Company's investment portfolio at December 31, 1996 are readily marketable.

  REGULATION: Insurance laws and regulations impose certain restrictions on the amount of dividends that may be paid by insurance companies. The maximum amount of ordinary dividends that a North Carolina domiciled property and casualty insurance company may pay at any point in time without regulatory approval is the lesser of (a) 10% of the policyholders' statutory surplus of such property and casualty insurance company as of the preceding December 31 or (b) the statutory net income of such property and casualty insurance company for the preceding calendar year, less the amount of dividends paid during the preceding 12 months. The Company's insurance subsidiaries paid approximately $4.8 million of ordinary dividends in 1996, which was less than that available for payment in 1996. See "--Sources of Funds" for a discussion of the maximum amount of dividends payable in 1997.

  If the insurance subsidiaries are not able to pay ordinary dividends and their requests for the payment of extraordinary dividends are not granted, and if amounts needed are in excess of the available funds under the credit facility, additional borrowings, the issuance of additional securities or obtaining other funds could be necessary to pay debt service, preferred and common stock dividends and other expenses of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of
Integon Corporation
Winston-Salem, North Carolina

  We have audited the accompanying consolidated balance sheets of Integon Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our audits also included the financial statement schedules listed in the Index at
Item 14. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Integon Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Winston-Salem, North Carolina
January 22, 1997

                      INTEGON CORPORATION AND SUBSIDIARIES

                                 BALANCE SHEETS

                                  DECEMBER 31,
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           1996        1995
                                                        ----------  ----------
                        ASSETS
Investments:
  Fixed maturities available for sale--at market
   (amortized cost $522,452 and $469,219).............  $  521,311  $  481,944
  Other long-term investments.........................       2,743       2,114
                                                        ----------  ----------
                                                           524,054     484,058
Cash and cash equivalents.............................      43,838      21,046
Reinsurance receivable................................     185,077     199,826
Premiums due and uncollected (less allowance for
 doubtful accounts of $5,282 and $3,591)..............     248,537     199,087
Prepaid reinsurance premiums..........................      48,909      56,726
Accounts receivable, primarily financing receivables
 (less allowance for doubtful accounts of $1,112 and
 $850)................................................      32,957      28,277
Accrued investment income.............................       8,933       7,683
Deferred policy acquisition costs.....................      55,106      46,413
Property and equipment (less accumulated depreciation
 of $10,808 and $4,878)...............................      68,271      65,247
Goodwill (less accumulated amortization of $13,885 and
 $10,812).............................................     106,957     110,976
Deferred income taxes.................................      22,044      12,934
Other assets..........................................      12,116       9,406
                                                        ----------  ----------
                                                        $1,356,799  $1,241,679
                                                        ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unearned premiums.....................................  $  364,081  $  305,911
Loss and loss adjustment expenses payable.............     478,031     416,740
Accrued expenses and other liabilities................     104,536     117,374
Short-term debt.......................................      44,000      16,000
Notes payable.........................................     150,760     150,807
                                                        ----------  ----------
                                                         1,141,408   1,006,832
                                                        ----------  ----------
Stockholders' Equity:
$3.875 Convertible Preferred Stock--$.01 par value per
 share, 1,437,500 shares authorized, issued and
 outstanding..........................................          14          14
Preferred Stock--$.01 par value per share, 562,500
 shares authorized, issued and outstanding--none......         --          --
Common Stock--$.01 par value per share, authorized--
 35,000,000 shares; issued 17,303,321 and 17,271,707
 shares...............................................         173         173
Class A Non-Voting Common Stock--$.01 par value per
 share, authorized 20,000,000 shares; issued and
 outstanding--none....................................         --          --
Additional paid-in capital............................     147,891     147,296
Net unrealized appreciation (depreciation) of
 securities...........................................        (700)      8,288
Retained earnings.....................................     105,834     116,897
Treasury stock--at cost, 1,567,200 shares.............     (37,821)    (37,821)
                                                        ----------  ----------
                                                           215,391     234,847
                                                        ----------  ----------
                                                        $1,356,799  $1,241,679
                                                        ==========  ==========

        The accompanying notes are an integral part of these statements.

                      INTEGON CORPORATION AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31,
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    1996      1995      1994
                                                  --------  --------  --------
REVENUES
Net premiums written............................. $797,989  $620,447  $363,467
                                                  ========  ========  ========
Premiums earned.................................. $732,002  $567,018  $334,460
Net investment income............................   31,970    29,937    17,914
Net realized investment gains (losses)...........    2,711     9,698    (1,110)
Other income.....................................   16,728    20,805    18,323
                                                  --------  --------  --------
                                                   783,411   627,458   369,587
                                                  --------  --------  --------
BENEFITS AND EXPENSES
Loss and loss adjustment expenses................  585,711   415,973   235,448
Policy acquisition and other underwriting
 expenses........................................  164,015   122,653    73,565
Other expenses...................................   17,504    18,286    17,966
Amortization of goodwill.........................    3,072     3,096     1,985
Interest expense.................................   15,021    14,510     8,433
                                                  --------  --------  --------
                                                   785,323   574,518   337,397
                                                  --------  --------  --------
INCOME (LOSS) FROM OPERATIONS BEFORE FEDERAL
 INCOME TAXES AND EXTRAORDINARY ITEMS............   (1,912)   52,940    32,190
Federal income tax (benefit).....................   (2,082)   16,321     9,652
                                                  --------  --------  --------
INCOME BEFORE EXTRAORDINARY ITEMS................      170    36,619    22,538
Extraordinary items, net of federal income tax
 (benefit)
 of $0, $(276), and $350.........................      --     (2,624)      650
                                                  --------  --------  --------
NET INCOME.......................................      170    33,995    23,188
Preferred stock dividends........................    5,570     5,570       882
                                                  --------  --------  --------
Net income (loss) available to common
 stockholders.................................... $ (5,400) $ 28,425  $ 22,306
                                                  ========  ========  ========
EARNINGS PER COMMON SHARE
Primary:
  Income (Loss) before extraordinary items....... $   (.34) $   1.98  $   1.38
  Extraordinary items............................      --       (.17)      .04
                                                  --------  --------  --------
  NET INCOME (LOSS).............................. $   (.34) $   1.81  $   1.42
                                                  ========  ========  ========
Fully diluted:
  Income (Loss) before extraordinary items....... $   (.34) $   1.86  $   1.38
  Extraordinary items............................      --       (.13)      .04
                                                  --------  --------  --------
  NET INCOME (LOSS).............................. $   (.34) $   1.73  $   1.42
                                                  ========  ========  ========
Weighted average common shares outstanding:
  Primary........................................   15,850    15,701    15,750
                                                  ========  ========  ========
  Fully diluted..................................   15,850    19,635    15,750
                                                  ========  ========  ========

        The accompanying notes are an integral part of these statements.

                      INTEGON CORPORATION AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                1996       1995       1994
                                              ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income................................... $     170  $  33,995  $  23,188
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Net realized investment (gains) losses.....    (2,711)    (9,698)     1,110
  Depreciation and amortization..............     9,786      7,351      4,085
  Net amortization of discounts and
   premiums..................................     1,382       (638)      (214)
  Provision for deferred federal income taxes
   (benefit).................................    (4,098)     1,728     (2,984)
  Change in assets and liabilities net of
   effects from purchase of subsidiaries:
    Net (increase) decrease in reinsurance
     assets..................................    22,566     38,616    (12,667)
    Increase in premiums due and
     uncollected.............................   (49,450)   (49,423)   (24,961)
    Increase in deferred policy acquisition
     costs...................................    (8,693)    (9,906)    (5,157)
    Increase in unearned premiums............    58,170     21,082     30,596
    Increase in loss and loss adjustment
     expenses payable........................    61,291     21,440     25,689
    Other, net...............................   (12,827)      (592)     2,663
                                              ---------  ---------  ---------
  Net Cash Flows Provided by Operating
   Activities................................    75,586     53,955     41,348
                                              ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment securities sold...................   657,090    566,424    213,609
Investment securities matured, called or
 redeemed....................................    32,273     26,493     21,984
Investment securities purchased..............  (741,858)  (651,928)  (278,746)
Property and equipment purchased.............    (9,660)    (5,289)    (7,842)
Sale of (investment in) joint venture........       --       5,236     (4,868)
Purchase of Bankers and Shippers Insurance
 Company (net of cash acquired)..............       --         --    (116,071)
Purchase of Integon Preferred Insurance
 Company (net of cash acquired)..............       --         --      (7,367)
Purchase of Integon Services Company (net of
 cash acquired)..............................       --         --      (1,932)
Other........................................       950       (353)     2,290
                                              ---------  ---------  ---------
  Net cash flows used in investing
   activities................................ $ (61,205) $ (59,417) $(178,943)
                                              ---------  ---------  ---------

        The accompanying notes are an integral part of these statements.

                     INTEGON CORPORATION AND SUBSIDIARIES

                           YEARS ENDED DECEMBER 31,
                                (IN THOUSANDS)

                                                 1996       1995       1994
                                               ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in book cash overdrafts... $  (8,309) $  11,218  $  15,413
Increase (decrease) in short-term debt........    28,000     (5,000)     4,951
Common stock dividends........................    (5,663)    (5,653)    (5,649)
Preferred stock dividends.....................    (5,570)    (5,570)      (882)
Issuance of debt..............................       --         --      74,960
Purchase of treasury stock....................       --         --      (3,323)
Issuance of convertible preferred stock.......       --         --      68,655
Other.........................................       (47)       (36)       --
                                               ---------  ---------  ---------
  Net cash flows provided by (used in)
   financing activities.......................     8,411     (5,041)   154,125
                                               ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents..................................    22,792    (10,503)    16,530
  Cash and cash equivalents at beginning of
   period.....................................    21,046     31,549     15,019
                                               ---------  ---------  ---------
Cash and cash equivalents at end of period.... $  43,838  $  21,046  $  31,549
                                               =========  =========  =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
 INFORMATION
Cash paid during the period for:
  Interest.................................... $  14,577  $  14,055  $   6,687
  Federal income taxes........................    12,875     11,700     18,517

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

  Increases in common stock and additional paid-in capital of $522, $146 and $731 in 1996, 1995 and 1994, respectively, were due to grants of common stock to non-employee directors.


       The accompanying notes are an integral part of these statements.

                      INTEGON CORPORATION AND SUBSIDIARIES

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                            YEARS ENDED DECEMBER 31,
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   1996      1995      1994
                                                 --------  --------  --------
$3.875 CONVERTIBLE PREFERRED STOCK
Balance at beginning of year.................... $     14  $     14  $    --
Issuance........................................      --        --         14
                                                 --------  --------  --------
Balance at end of year.......................... $     14  $     14  $     14
                                                 ========  ========  ========
PREFERRED STOCK
Balance at beginning of year.................... $    --   $    --   $    --
Issuance........................................      --        --        --
                                                 --------  --------  --------
Balance at end of year.......................... $    --   $    --   $    --
                                                 ========  ========  ========
COMMON STOCK
Balance at beginning of year.................... $    173  $    173  $    172
Issuance........................................      --        --          1
                                                 --------  --------  --------
Balance at end of year.......................... $    173  $    173  $    173
                                                 ========  ========  ========
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year.................... $147,296  $147,161  $ 77,544
Issuance of convertible preferred stock.........      --        (11)   68,641
Issuance of common stock........................      522       146       730
Other...........................................       73       --        246
                                                 --------  --------  --------
Balance at end of year.......................... $147,891  $147,296  $147,161
                                                 ========  ========  ========
NET UNREALIZED APPRECIATION (DEPRECIATION) OF
 SECURITIES
Balance at beginning of year.................... $  8,288  $ (8,393) $  6,776
Change during year..............................   (8,988)   16,681   (15,169)
                                                 --------  --------  --------
Balance at end of year.......................... $   (700) $  8,288  $ (8,393)
                                                 ========  ========  ========
RETAINED EARNINGS
Balance at beginning of year.................... $116,897  $ 94,125  $ 77,468
Net income......................................      170    33,995    23,188
Common dividends................................   (5,663)   (5,653)   (5,649)
Preferred dividends.............................   (5,570)   (5,570)     (882)
                                                 --------  --------  --------
Balance at end of year.......................... $105,834  $116,897  $ 94,125
                                                 ========  ========  ========
TREASURY STOCK
Balance at beginning of year.................... $(37,821) $(37,821) $(34,498)
Purchases on the open market....................      --        --     (3,323)
                                                 --------  --------  --------
Balance at end of year.......................... $(37,821) $(37,821) $(37,821)
                                                 ========  ========  ========

        The accompanying notes are an integral part of these statements.

                      INTEGON CORPORATION AND SUBSIDIARIES

                             CAPITAL STOCK ACTIVITY

                            YEARS ENDED DECEMBER 31,

                                            1996         1995         1994
                                         -----------  -----------  -----------
$3.875 CONVERTIBLE PREFERRED STOCK
Balance at beginning of year............   1,437,500    1,437,500          --
Issuance................................         --           --     1,437,500
                                         -----------  -----------  -----------
Balance at end of year..................   1,437,500    1,437,500    1,437,500
                                         ===========  ===========  ===========
PREFERRED STOCK
Balance at beginning of year............         --           --           --
Issuance................................         --           --           --
                                         -----------  -----------  -----------
Balance at end of year..................         --           --           --
                                         ===========  ===========  ===========
COMMON STOCK
Balance at beginning of year............  17,271,707   17,262,607   17,245,143
Shares issued under the 1992 Non-
 Employee Directors Stock Plan..........         --         9,100       17,464
Shares issued under the Integon
 Corporation Omnibus Long-Term
 Performance Incentive Compensation
 Plan...................................      11,014          --           --
Exercise of stock options...............      20,600          --           --
                                         -----------  -----------  -----------
Balance at end of year..................  17,303,321   17,271,707   17,262,607
                                         -----------  -----------  -----------
TREASURY STOCK
Balance at beginning of year............  (1,567,200)  (1,567,200)  (1,389,400)
Purchases on the open market............         --           --      (177,800)
                                         -----------  -----------  -----------
Balance at end of year..................  (1,567,200)  (1,567,200)  (1,567,200)
                                         -----------  -----------  -----------
Outstanding at end of year..............  15,736,121   15,704,507   15,695,407
                                         ===========  ===========  ===========


        The accompanying notes are an integral part of these statements.

                     INTEGON CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION: The consolidated financial statements and notes are presented in accordance with generally accepted accounting principles ("GAAP") for property and casualty insurance companies. All material intercompany accounts and transactions have been eliminated for all periods presented. Integon Corporation (the "Company") has one segment that is engaged in the business of developing, marketing and financing property and casualty insurance products, primarily nonstandard auto. Certain reclassifications have been made to the 1995 and 1994 amounts to conform to the 1996 presentation.

  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  CASH AND CASH EQUIVALENTS: Included in cash and cash equivalents are investments that, at purchase, have a maturity of three months or less.

  INVESTMENTS: Investments are classified at the time of purchase based on the maturity of the investment. Investments, including redeemable preferred stock, that mature in one year or longer are classified as fixed maturity investments.

  The entire fixed maturity portfolio has been classified as "available for sale." Management determines the appropriate classification of debt securities at the time of purchase and reevaluates the designation as of each balance sheet date. Securities classified as "available for sale" are carried at estimated market value, with the unrealized gains and losses reported as a separate component of stockholders' equity, net of tax effect.

  The amortized cost of debt securities in these categories is adjusted for amortization of premiums and accretion of discounts. Such amortization and accretion are included in interest income from investments. Realized investment gains and losses, and declines in value judged to be other-than-temporary, are included in net realized investment gains (losses). The cost of securities sold is based on the specific identification basis.

  DEFERRED POLICY ACQUISITION COSTS: Commissions and other costs of acquiring insurance that are primarily related to and vary with the production of business are deferred. Deferred policy acquisition costs are amortized over the effective period of the related insurance policies in proportion to premiums earned. The average amortization period is less than one year. Also included in deferred policy acquisition costs was the value assigned to the insurance contracts in force at the acquisition date of Bankers and Shippers Insurance Company ("Bankers and Shippers"). The Company does not consider anticipated investment income in determining the recoverability of these costs. The deferral and amortization are summarized as follows:

                                                   YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1996       1995       1994
                                                 ---------  ---------  --------
     Beginning.................................. $  46,413  $  36,507  $ 17,969
     Acquisition of Bankers and Shippers........       --         --     13,381
     Deferral...................................   149,219    111,858    68,345
     Amortization...............................  (140,526)  (101,952)  (63,188)
                                                 ---------  ---------  --------
     Ending..................................... $  55,106  $  46,413  $ 36,507
                                                 =========  =========  ========

                     INTEGON CORPORATION AND SUBSIDIARIES

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  PROPERTY AND EQUIPMENT: Property and equipment consist primarily of office buildings, furniture, and equipment and are stated at cost less accumulated depreciation. Property and equipment are depreciated over the useful life of the assets using the straight-line method. Property and related improvements are depreciated over periods ranging from 15 to 45 years. Equipment is depreciated over 3 to 7 years. Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was $6.3 million, $3.8 million, and $1.9 million, respectively.

  GOODWILL: Goodwill, which represents the excess of cost over the fair value of net assets acquired, is amortized on a straight-line basis over periods not exceeding 40 years. The realizability of goodwill and other intangibles is evaluated periodically. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing company businesses. The analyses necessarily involve significant management judgment to evaluate the capacity of the Company and its acquired businesses to perform within projections.

  CASH OVERDRAFT: The Company operates a cash management program, which at times results in book cash overdrafts supported by its cash equivalents and short-term investments. Included in other liabilities at December 31, 1996 and 1995 are cash overdrafts of $18.3 million and $26.6 million, respectively.

  RECOGNITION OF PREMIUM REVENUE: Premiums are recognized as revenue primarily on a pro rata basis over the period of risk.

  STATUTORY ACCOUNTING PRACTICES: Integon Corporation's insurance subsidiaries, domiciled in North Carolina, prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the North Carolina Insurance Department. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners, as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

  Although prohibited by statutory accounting practices prescribed by North Carolina, the Company, during 1995, received written approval from the North Carolina Insurance Department to recognize anticipated salvage and subrogation in the determination of statutory unpaid loss reserves. As of December 31, 1996, that permitted transaction increased statutory surplus by $12.5 million over what it would have been had the prescribed accounting practice been followed.

  LOSS AND LOSS ADJUSTMENT EXPENSES PAYABLE: Loss and loss adjustment expenses payable represent the estimated liability on claims reported to the Company plus reserves for claims incurred but not yet reported and the estimated settlement expenses related to these claims. The liabilities for claims and related settlement expenses are determined using "case basis" evaluations and statistical analysis and represent estimates of the ultimate net cost of all losses incurred through the balance sheet date. Although considerable variability is inherent in such estimates, management believes that the liabilities for unpaid claims and related settlement expenses are adequate. The estimates are continually reviewed by management and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations.

  REINSURANCE: Premiums and loss and loss adjustment expenses ceded to other companies are reported as a reduction of premiums and loss and loss adjustment expenses, respectively. Amounts applicable to reinsurance ceded for unearned premium reserve and claim liabilities are reported as prepaid reinsurance premiums and reinsurance receivable, respectively. Expense allowances received in connection with reinsurance ceded are accounted for as reductions of the related policy acquisition costs and are deferred and amortized accordingly. Reinsurance premiums, commissions, and reserves related to assumed reinsurance are accounted for on bases

                     INTEGON CORPORATION AND SUBSIDIARIES

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

  FEDERAL INCOME TAX: Current income taxes are based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Deferred income tax assets and liabilities are recognized based on the differences between financial statements carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws.

  EARNINGS PER COMMON SHARE: Primary earnings per common share are calculated by dividing net income (after deducting preferred stock dividend requirements) by the weighted average number of shares of common and common equivalent shares outstanding during the period. Common equivalent shares include the assumed exercise and conversion of stock options. Fully diluted earnings per share are computed by dividing net income by the weighted average number of shares of common and common equivalents and assumes conversion of the $3.875 Convertible Preferred Stock unless assumed conversion has the effect of increasing earning per share.

  STOCK-BASED COMPENSATION: The Company has adopted Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," and has elected to utilize the provisions of APB Opinion No. 25 (APB 25) and related Interpretations in measuring stock-based compensation for employees. While use of APB 25 is acceptable under the provisions of SFAS 123 the Company must provide all the disclosures required for SFAS 123's fair value based method of accounting for stock based compensation. In addition, SFAS 123 requires the Company to make pro forma disclosures of net income and earnings per share as if the fair value method had been applied. The disclosure provisions of SFAS 123 are effective for fiscal years beginning after December 15, 1995.

NOTE B--ACQUISITIONS

  PURCHASE OF INTEGON PREFERRED INSURANCE COMPANY: In June 1994, the Company acquired AMSTATS Insurance Company for $8.2 million of cash and created goodwill of $1.2 million. The company's name has since been changed to Integon Preferred Insurance Company ("Integon Preferred"). The acquisition of Integon Preferred was accounted for by the purchase method of accounting.

  PURCHASE OF BANKERS AND SHIPPERS: In October 1994, the Company acquired Bankers and Shippers, which changed its name to Integon National Insurance Company, for a purchase price of $153.2 million. The transaction was financed through public offerings of $75.0 million principal amount of 9.5% Senior Notes due 2001, at a price of 99.947 to yield 9.51% and 1,437,500 shares of $3.875 Convertible Preferred Stock with an issue price of $50.00 per share, convertible at $19.05 per common share (collectively, the "Offerings"). The transaction was accounted for by the purchase method of accounting.

                     INTEGON CORPORATION AND SUBSIDIARIES

NOTE B--ACQUISITIONS--(CONTINUED)

  The purchase price paid by the Company was allocated to the assets acquired and liabilities assumed in accordance with GAAP. Adjustments to the carrying value of the net assets acquired to record them at their fair value at the purchase date are as follows:

                                                                       PURCHASE
                                                                       --------
     Net assets acquired, seller's basis.............................. $103,518
     Less historical goodwill.........................................   (9,812)
                                                                       --------
                                                                         93,706
     Reinsurance transaction..........................................       26
     Fair value adjustments:
       Goodwill.......................................................   57,890
       Property and equipment.........................................    2,385
       Deferred policy acquisition costs..............................  (10,966)
       Value assigned purchased insurance in force....................   13,381
       Deferred tax benefit...........................................   (2,615)
       Capitalized software...........................................   (1,528)
       Assigned risk reserve..........................................     (700)
       Employee and retiree benefits..................................    1,621
                                                                       --------
     Net assets acquired, at fair value............................... $153,200
                                                                       ========

  The Company acquired the nonstandard private passenger automobile insurance business (the "Acquired Business") of Bankers and Shippers and its subsidiary, Bankers and Shippers Indemnity Company ("Bankers and Shippers Indemnity"). Simultaneously with the closing of the acquisition, Bankers and Shippers, Bankers and Shippers Indemnity and a subsidiary of TravelersGroup ("Travelers") entered into reinsurance agreements, pursuant to which Bankers and Shippers and Bankers and Shippers Indemnity ceded to Travelers all of the risks of the business written by Bankers and Shippers and its subsidiaries that were not related to the Acquired Business (the "Unrelated Business"). Bankers and Shippers transferred to Travelers the assets of the Unrelated Business, together with a portion of the cash and invested assets of Bankers and Shippers (the "B&S Portfolio"), which collectively was equal to the reserves and other liabilities of the Unrelated Business, adjusted to take into account a portion of the net unrealized losses in the B&S Portfolio as of the closing of the acquisition.

  The results of operations of Bankers and Shippers are included with the results of the Company from October 18, 1994.

                     INTEGON CORPORATION AND SUBSIDIARIES

NOTE B--ACQUISITIONS--(CONTINUED)

  The following information is presented assuming the acquisition of Bankers and Shippers and the Offerings had occurred on January 1 of each year presented (unaudited):

                                                      YEARS ENDED DECEMBER 31,
                                                      -------------------------
                                                          1994         1993
                                                      ------------ ------------
   Total revenue..................................... $    503,292 $    397,399
   Income from continuing operations.................       27,138       49,182
   Net income........................................       27,788       50,092
   Primary earnings per share:
     Income from continuing operations............... $       1.37 $       2.55
     Net income......................................         1.41         2.60
     Weighted average common shares outstanding (in
      thousands).....................................       15,750       17,119
   Fully diluted earnings per share:
     Income from continuing operations............... $       1.37 $       2.35
     Net income......................................         1.41         2.39
     Weighted average common shares outstanding (in
      thousands).....................................       15,750       20,892

  PURCHASE OF INTEGON SERVICES COMPANY: In December 1994, the Company acquired Integon Services Company ("ISC") at a purchase price equal to the net book value of ISC of approximately $3.0 million. Prior to such acquisition, ISC provided administrative and financial services to the Company pursuant to an agreement. See Note I.

NOTE C--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 1996 and 1995. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The table excludes cash and cash equivalents, short-term investments, reinsurance receivable, short-term debt, net premiums due and uncollected, and net accounts and notes receivable, all of which had fair values approximating carrying values.

  FIXED MATURITIES AVAILABLE FOR SALE: In determining fair value for fixed maturities, the Company obtains market value information through independent pricing services. Market values are also obtained, to a lesser extent, from the Company's investment advisors who utilize financial market data systems and broker quotes to provide prices.

  OTHER LONG-TERM INVESTMENTS: The fair values of some investments are estimated based on quoted market prices for similar investments. For other investments, a reasonable estimate of fair value is determined and is carried at the lower of cost or estimated market value.

                     INTEGON CORPORATION AND SUBSIDIARIES

NOTE C--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS--(CONTINUED)

  NOTES PAYABLE--These estimates are based upon issues with similar current yields and credit ratings.

                                               1996                1995
                                        ------------------- -------------------
                                        CARRYING ESTIMATED  CARRYING ESTIMATED
                                         AMOUNT  FAIR VALUE  AMOUNT  FAIR VALUE
                                        -------- ---------- -------- ----------
   FINANCIAL ASSETS:
   Fixed maturities available for sale
    Unaffiliated....................... $521,311  $521,311  $481,944  $481,944
   Other long-term investments.........    2,743     2,743     2,114     2,114
   FINANCIAL LIABILITIES:
   Notes payable.......................  150,760   150,867   150,807   159,427

NOTE D--INVESTMENTS

  Income by type of investment was as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                        1996     1995     1994
                                                      -------- -------- --------
     Fixed maturities--unaffiliated.................. $ 30,784 $ 27,519 $ 16,387
     Fixed maturities--affiliated....................      --       801    1,000
     Short-term investments and cash equivalents.....    2,636    2,651    1,323
     Other long-term investments.....................       60      151      132
                                                      -------- -------- --------
       Investment income.............................   33,480   31,122   18,842
     Less investment expenses........................    1,510    1,185      928
                                                      -------- -------- --------
       Net investment income......................... $ 31,970 $ 29,937 $ 17,914
                                                      ======== ======== ========

  The Company had $2.3 million of securities producing income at a lower than contractual rate at December 31, 1996.

  Net realized investment gains (losses) are summarized as follows:

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
     Fixed maturities:
       Gains..................................... $  7,310  $ 13,248  $  2,416
       Losses....................................   (4,530)   (3,519)   (4,063)
                                                  --------  --------  --------
                                                     2,780     9,729    (1,647)
     Other long-term investments.................      (69)      (31)      537
                                                  --------  --------  --------
     Net realized investment gains (losses)...... $  2,711  $  9,698  $ (1,110)
                                                  ========  ========  ========

  The changes in net unrealized appreciation (depreciation) of fixed maturities for the years ended December 31, 1996, 1995 and 1994 were $(13,866), $25,262 and $(22,421), respectively.

                     INTEGON CORPORATION AND SUBSIDIARIES

NOTE D--INVESTMENTS--(CONTINUED)

  The amortized cost and estimated market values of investments in fixed maturities were as follows:

                                                  GROSS      GROSS    ESTIMATED
                                      AMORTIZED UNREALIZED UNREALIZED  MARKET
                                        COST      GAINS      LOSSES     VALUE
                                      --------- ---------- ---------- ---------
December 31, 1996
  Bonds and notes:
    U. S. government obligations..... $ 97,801   $   794     $1,238   $ 97,357
    Obligations of states and
     political subdivisions..........  172,281     1,242        598    172,925
    Foreign obligations..............   11,422       119        --      11,541
    Public utilities.................   21,427       158        210     21,376
    All other corporate bonds........  152,825       795      2,179    151,440
    Collateral-backed securities.....   66,696       414        438     66,672
                                      --------   -------     ------   --------
                                      $522,452   $ 3,522     $4,663   $521,311
                                      ========   =======     ======   ========
December 31, 1995
  Bonds and notes:
    U. S. government obligations..... $ 86,361   $ 2,849     $  --    $ 89,210
    Obligations of states and
     political subdivisions..........  161,116     3,743        130    164,729
    Foreign obligations..............   30,788     1,405        --      32,193
    Public utilities.................    8,083       457        --       8,540
    All other corporate bonds........  107,604     2,520         19    110,105
    Collateral-backed securities.....   71,267     1,822          2     73,087
  Redeemable preferred stocks........    4,000        80        --       4,080
                                      --------   -------     ------   --------
                                      $469,219   $12,876     $  151   $481,944
                                      ========   =======     ======   ========

  The amortized cost and estimated market value of fixed maturities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                       ESTIMATED
                                                             AMORTIZED  MARKET
                                                               COST      VALUE
                                                             --------- ---------
     Fixed maturities:
       Due in one year or less.............................. $  2,027  $  2,038
       Due after one year through five years................  110,564   110,778
       Due after five years through ten years...............  224,805   223,521
       Due after ten years..................................  118,360   118,302
                                                             --------  --------
         Subtotal...........................................  455,756   454,639
       Collateral-backed securities.........................   66,696    66,672
                                                             --------  --------
                                                             $522,452  $521,311
                                                             ========  ========

  The Company maintains a diversified portfolio, and management believes a concentration of credit risk does not exist. Cash equivalent investments are primarily invested in mutual funds comprised of issues of the U.S. Treasury with an average maturity of less than 90 days.

  At December 31, 1996, fixed maturities with a carrying value of approximately $23.1 million were on deposit with state regulatory authorities, as required by law.

                     INTEGON CORPORATION AND SUBSIDIARIES

NOTE E--FEDERAL INCOME TAX

  The provision for federal income taxes consists of the following:

                                                     YEARS ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1996      1995     1994
                                                    --------  -------- --------
     Currently payable............................. $  2,016  $ 15,328 $ 12,636
     Deferred tax (benefit)........................   (4,098)      993   (2,984)
                                                    --------  -------- --------
                                                    $ (2,082) $ 16,321 $  9,652
                                                    ========  ======== ========

  The Company and its subsidiaries file a consolidated federal income tax return.

  The components of the provision for deferred income taxes were as follows:

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
     Unearned premium reserve.................... $ (5,139) $ (4,402) $ (2,133)
     Deferred policy acquisition costs...........    3,043     3,468     1,805
     Goodwill....................................      620     2,132       132
     Loss reserves...............................   (1,861)     (788)     (829)
     Provision for legal expenses................        2      (348)        2
     Reserve for rate dispute....................     (222)     (280)      --
     Investments, net............................     (177)      210      (458)
     Bad debt reserve............................     (725)      190      (542)
     Adjustment for North Carolina Reinsurance
      Facility...................................      (93)      123       (55)
     Other items, net............................      454       688      (906)
                                                  --------  --------  --------
                                                  $ (4,098) $    993  $ (2,984)
                                                  ========  ========  ========

  A reconciliation between the federal income tax rate and the effective tax rate is as follows:

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
     Statutory federal income tax rate...........       35%       35%       35%
     Federal income tax (benefit) at statutory
      rate....................................... $   (670) $ 18,529  $ 11,267
     Tax-preferenced investment income...........   (1,941)   (2,942)   (2,767)
     Amortization of goodwill....................      593       645       570
     Other items, net............................      (64)       89       582
                                                  --------  --------  --------
     Provision for federal income taxes.......... $ (2,082) $ 16,321  $  9,652
                                                  ========  ========  ========

  Federal income taxes recoverable of $3,948 have been included in other assets at December 31, 1996. Federal income taxes payable of $7,730 have been included in accrued expenses and other liabilities at December 31, 1995.

                     INTEGON CORPORATION AND SUBSIDIARIES

NOTE E--FEDERAL INCOME TAX--(CONTINUED)

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components comprising the Company's net deferred tax assets were as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
Deferred tax liabilities:
  Reinsurance recoverable on unpaid losses................... $ 59,891 $ 63,705
  Prepaid reinsurance premiums...............................   17,118   19,854
  Deferred policy acquisition costs..........................   19,287   16,245
  Premiums due and uncollected...............................    4,886    6,288
  Net unrealized appreciation of securities..................      --     4,463
  Goodwill...................................................    2,884    2,264
  Other items, net...........................................    1,203    1,249
                                                              -------- --------
    Total deferred tax liabilities...........................  105,269  114,068
                                                              -------- --------
Deferred tax assets:
  Loss reserves..............................................   72,214   74,168
  Unearned premium reserve...................................   40,788   38,385
  Accrued expenses and other liabilities.....................    4,886    6,288
  Adjustment for North Carolina Reinsurance Facility.........    2,301    2,208
  Postretirement benefits....................................    1,289    1,512
  Bad debt reserve...........................................    2,221    1,495
  Investments, net...........................................      179      435
  Net unrealized depreciation of securities..................      377      --
  Other items, net...........................................    3,058    2,511
                                                              -------- --------
    Total deferred tax assets................................  127,313  127,002
                                                              -------- --------
Net deferred tax assets...................................... $ 22,044 $ 12,934
                                                              ======== ========

  For financial reporting purposes, a valuation allowance was not recognized to offset the deferred tax assets. The Company believes it is more likely than not that the deferred tax assets will be realized based on the available evidence of the existence of sufficient taxable income in carryback and carryforward periods under existing tax law.

NOTE F--DEBT

  Notes payable consist of the following:

                                                      DECEMBER 31,
                                         ---------------------------------------
                                                1996                1995
                                         ------------------- -------------------
                                         CARRYING ESTIMATED  CARRYING ESTIMATED
                                          AMOUNT  FAIR VALUE  AMOUNT  FAIR VALUE
                                         -------- ---------- -------- ----------
9.5% Senior Notes due October 15, 2001,
 $75,000 face amount, effective yield
 9.51%; interest payable semiannually..  $ 74,970  $ 74,993  $ 74,965  $ 82,262
8% Senior Notes due August 15, 1999,
 $75,000 face amount, effective yield
 8.05%; interest payable semiannually..    74,912    74,991    74,883    76,518
Promissory Note........................       878       883       959       647
                                         --------  --------  --------  --------
                                         $150,760  $150,867  $150,807  $159,427
                                         ========  ========  ========  ========

                     INTEGON CORPORATION AND SUBSIDIARIES

NOTE F--DEBT--(CONTINUED)

  The estimated fair value of the notes payable is based upon issues with similar current yields and credit ratings.

  Short-term debt consists of borrowings under a revolving line of credit ("Credit Facility"). In 1996, the maximum amount of the Credit Facility was increased from $25.0 million to $75.0 million and the term of the Credit Facility was extended to 1999. The interest rate charged on the Credit Facility is based on the bids of the participating lenders and in the case of Eurodollar loans a margin percentage ranging from .55% to .675% is added. The facility fee ranges from .20% to .35% of the total amount of the facility. The weighted average interest rate of all outstanding loans at December 31, 1996 and 1995 was 6.37% and 6.93%, respectively. At December 31, 1996 and 1995, borrowings under the Credit Facility were $44.0 million and $16.0 million, respectively.

  The Credit Facility contains certain covenants including a limitation on net premiums written to statutory surplus of 3.25x and a maximum amount of debt to total capitalization of 55%. As of December 31, 1996, these ratios were 3.248x and 47.5%, respectively.

NOTE G--REINSURANCE

  The Company is involved in the cession of insurance to other insurance companies. Ceded unearned premiums and ceded loss and loss adjustment expenses payable are reported in the financial statements as prepaid reinsurance premiums and reinsurance receivable, respectively. To the extent of reinsurance ceded, the Company has transferred insurance risk to the reinsurer; however, the Company remains liable to the extent the reinsuring companies cannot meet their obligations under these reinsurance treaties. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurer insolvencies.

  Under statute, the Company is required to participate in the North Carolina Reinsurance Facility (the "NCRF"). The Company's insurance subsidiaries cede business to the NCRF. The balance sheets reflect the following amounts related to reinsurance ceded:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
     Reinsurance receivable:
       NCRF.................................................. $160,809 $174,918
       Other.................................................   24,268   24,908
                                                              -------- --------
                                                              $185,077 $199,826
                                                              ======== ========
     Prepaid reinsurance premiums:
       NCRF.................................................. $ 43,689 $ 42,787
       Other.................................................    5,220   13,939
                                                              -------- --------
                                                              $ 48,909 $ 56,726
                                                              ======== ========

                     INTEGON CORPORATION AND SUBSIDIARIES

NOTE G--REINSURANCE--(CONTINUED)

  The impact of reinsurance on the income statements is shown below:

                                                  YEARS ENDED DECEMBER 31,
                                                -------------------------------
                                                  1996       1995       1994
                                                ---------  ---------  ---------
     Net premiums written:
       Direct.................................. $ 935,011  $ 797,373  $ 545,483
       Assumed.................................    40,138     21,777      3,413
       Ceded--NCRF.............................  (162,791)  (168,339)  (160,735)
       Ceded--Other............................   (14,369)   (30,364)   (24,694)
                                                ---------  ---------  ---------
       Net..................................... $ 797,989  $ 620,447  $ 363,467
                                                =========  =========  =========
     Premiums earned:
       Direct.................................. $ 882,986  $ 778,570  $ 513,005
       Assumed.................................    33,992     19,230      5,295
       Ceded--NCRF.............................  (161,889)  (169,977)  (156,981)
       Ceded--Other............................   (23,087)   (60,805)   (26,859)
                                                ---------  ---------  ---------
       Net..................................... $ 732,002  $ 567,018  $ 334,460
                                                =========  =========  =========
     Loss and loss adjustment expenses:
       Direct.................................. $ 731,397  $ 590,215  $ 399,091
       Assumed.................................    30,154     13,317       (338)
       Ceded--NCRF.............................  (148,576)  (155,544)  (155,154)
       Ceded--Other............................   (27,264)   (32,015)    (8,151)
                                                ---------  ---------  ---------
       Net..................................... $ 585,711  $ 415,973  $ 235,448
                                                =========  =========  =========

  Under the NCRF's operating guidelines, all business ceded to it by member companies is then assigned back to the member companies. Under North Carolina law, member companies do not participate in any gain or loss resulting from the NCRF's operations. Accordingly, the Company has not reflected approximately $123,063, $112,691 and $110,746, for the periods ended December 31, 1996, 1995 and 1994, respectively, of assigned premiums earned and related incurred losses and other expenses from the NCRF in the financial statements.

  Adjustment services are provided on claims ceded to the NCRF for a fee established by the NCRF. These fees are reflected, as earned, as a reduction of loss adjustment expenses in the financial statements. Fees earned were approximately $17,221, $18,075 and $18,279, for the periods ended December 31, 1996, 1995, and 1994, respectively.

  North Carolina law provides that cumulative losses incurred by the NCRF are recoverable either through direct surcharges to North Carolina motorists or by assessments of the member insurers, which are subsequently recouped from individual policyholders. The net reinsurance receivable on paid claims less ceded premiums due from the NCRF was approximately $12,897 and $17,849, at December 31, 1996 and 1995, respectively. As of September 30, 1996, the NCRF had a cumulative operating surplus of $105,205.

                     INTEGON CORPORATION AND SUBSIDIARIES

NOTE H--LOSS AND LOSS ADJUSTMENT EXPENSES PAYABLE

  The following table provides a reconciliation of beginning and ending loss and loss adjustment expense reserve balances:

                                                     YEARS ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1996     1995      1994
                                                    -------- --------  --------
Gross reserves for losses and LAE at beginning of
 year.............................................  $416,740 $395,300  $255,364
Deduct: Reinsurance receivable....................   181,952  193,519   147,882
Add: Bankers and Shippers net reserves at                --       --     75,804
 acquisition date.................................  -------- --------  --------
Reserves for losses and LAE, net of reinsurance
 receivable.......................................   234,788  201,781   183,286
                                                    -------- --------  --------
Add: Provisions for losses and LAE for claims
 occurring in:
  Current year....................................   583,782  419,143   249,688
  Prior years.....................................     1,929   (3,170)  (14,240)
                                                    -------- --------  --------
    Total incurred losses and LAE.................   585,711  415,973   235,448
                                                    -------- --------  --------
Deduct: Loss and LAE for claims occurring in:
  Current year....................................   359,053  262,129   159,850
  Prior years.....................................   154,531  120,837    57,103
                                                    -------- --------  --------
    Total loss and LAE payments...................   513,584  382,966   216,953
                                                    -------- --------  --------
Reserves for losses and LAE at end of year, net of
 reinsurance receivable...........................   306,915  234,788   201,781
Add: Reinsurance receivable.......................   171,116  181,952   193,519
                                                    -------- --------  --------
Gross reserves for losses and LAE at end of year..  $478,031 $416,740  $395,300
                                                    ======== ========  ========

NOTE I--TRANSACTIONS WITH RELATED PARTIES

  ADVISORY SERVICES: Effective December 1, 1990, the Company entered into an Investment Advisory Agreement with Head Asset Management L.L.C. ("Head Asset Management"), an affiliate of Head & Company L.L.C. ("Head Company"), a managing member of which is John C Head III, the Chairman of the Board and Chief Executive Officer of the Company. In accordance with the terms of the agreement, Head Asset Management provides investment advisory and related services to the Company and its subsidiaries. In consideration of the services provided by Head Asset Management, the Company pays Head Asset Management a fee at the rate of $1.50 per $1,000 (15 basis points) on the market value of all invested assets managed by Head Asset Management. The Investment Advisory Agreement may be terminated upon 90 days prior written notice by either party. For the years ended December 31, 1996, 1995 and 1994, the Company paid $779, $685 and $409, respectively, in fees under the Investment Advisory Agreement.

  Mr. Head and Edward W. Ross, former Vice Chairman of the Board of Directors, provided advisory services to the Company pursuant to consulting agreements entered into with the Company effective January 1, 1993 for which each received $300 per year plus reimbursement of out-of-pocket expenses. These agreements terminated on December 31, 1995. Pursuant to these agreements, the Company paid Messrs. Head and Ross, respectively, as follows: 1995--$317 and $300; and 1994--$314 and $309. In connection with the acquisition of Bankers and Shippers by the Company, the Company paid an advisory fee to Head Company in the amount of $620.

                     INTEGON CORPORATION AND SUBSIDIARIES

NOTE I--TRANSACTIONS WITH RELATED PARTIES--(CONTINUED)

  AUTOMOBILE WARRANTY BUSINESS: The Company, as of December 31, 1992, had guaranteed to fund up to $8.1 million of claims in connection with the sale of Integon International, Ltd. ("International"), a subsidiary of the Company, that was sold to an affiliate of John C Head III. Revaluations by management of the estimated ultimate liabilities associated with the guarantee resulted in reductions of the liability by $.9 million, ($.6 million after federal income tax benefit), and $1.0 million ($.7 million after federal income tax benefit) in 1995 and 1994, respectively. The reductions to the liability and resulting gains have been reported as extraordinary items.

  NOTES RECEIVABLE: To effect the restructuring, the Company loaned $10.0 million to Integon Life Corporation ("ILC"), an affiliate. ILC prepaid the note in full in September 1995. Interest income of $.8 million and $1.0 million was recorded for the years ended December 31, 1995 and 1994, respectively.

  SERVICES/LEASE AGREEMENTS: The Company was a party to a services agreement with an affiliate, ISC, under which the Company purchased certain services needed for operations. These services were charged based upon direct costs incurred. The Company expensed $17.3 million for the year ended December 31, 1994 for these services. In December 1994, the Company purchased ISC from an affiliate of John C Head III for approximately $3.0 million.

  ISC was also a party to a services agreement with ILC pursuant to which ISC provided the same type of services provided to the Company. Effective February 1, 1995, ISC and ILC mutually agreed to terminate such services agreement, and the Company entered into a services agreement with ILC's subsidiary, Integon Life Insurance Corporation ("ILIC"), pursuant to which ILIC purchases certain administrative and financial services from the Company. Services provided under the services agreement were charged based upon direct costs incurred. ILIC paid approximately $2.6 million for such services in 1995. The services agreement has been terminated.

  In connection with the sale of ILC to PennCorp Financial Group, Inc. ("PennCorp"), upon recommendation of the Company's non-affiliated directors, the Company entered into an intercompany agreement, dated January 20, 1995 (the "Intercompany Agreement"), with ILC, ILIC, ISC and PennCorp pursuant to which the parties, among other things, made certain agreements regarding (i) the payment and administration of certain employee-related liabilities and
(ii) payments in connection with any adjustments to the Company's or its subsidiaries', on the one hand, and ILC's or its subsidiaries', on the other hand, tax returns for the periods dating from the acquisition of the Company in 1990 to the Restructuring.

  On December 31, 1993, the Company purchased its home office buildings and associated parking facilities as well as furniture and equipment from ILIC for $38.0 million and $2.3 million, respectively. Simultaneously with the acquisition, the Company entered into a five-year lease agreement with ILIC at an annual rate of approximately $.7 million. The Company can terminate the lease upon 180 days notice. Pursuant to the Intercompany Agreement, the Company acknowledged that from the date of the acquisition by PennCorp, ILIC will only be liable for rent under the lease agreement through January 25, 1997 and that such lease payments shall not exceed $1.3 million.

                     INTEGON CORPORATION AND SUBSIDIARIES

NOTE I-- TRANSACTIONS WITH RELATED PARTIES--(CONTINUED)

  Effective December 31, 1993, the Company also entered into a one-year lease agreement with ILIC, whereby ILIC agreed to lease certain furniture and equipment for an amount equal to the sum of the depreciation charge of such furniture and equipment plus interest on the remaining net book value of such property. Absent termination, the agreement automatically renews annually by either party. The agreement was terminated.

  Effective August 31, 1994, one of the Company's non-insurance subsidiaries purchased certain computer and telecommunications equipment from ILIC for its net book value of approximately $3.2 million. Certain of the equipment purchased was being used by the Company and leased from ILIC prior to the date of purchase.

NOTE J--STOCKHOLDERS' EQUITY

  COMMON STOCK: The amount of Common Stock authorized to be issued by the Company is 55,000,000 shares, par value of $.01 per share, consisting of (i) 35,000,000 shares of Common Stock, and (ii) 20,000,000 shares of Class A Non-Voting Common Stock.


  PREFERRED STOCK: The Company is authorized to issue 2,000,000 shares of preferred stock, $.01 par value, in series as designated by the Board of Directors of the Company.

  On October 12, 1994, the Company issued 1,437,500 shares of $3.875 Convertible Preferred Stock with an issue price of $50.00 per share. Dividends at an annual rate of $3.875 per share are cumulative from the date of original issue and are payable quarterly in arrears out of legally available funds on each March 15, June 15, September 15 and December 15, when, as and if declared by the Board of Directors. The liquidation value is $50 per share plus accrued and unpaid dividends. The Convertible Preferred Stock is convertible into Common Stock at any time at the option of the holder at an initial conversion price of $19.05 per share, subject to adjustment in certain events. The Convertible Preferred Stock may be redeemed at the option of the Company, in whole or in part, after September 15, 1997 at $52.33 per share and thereafter at prices that decline ratably annually to $50.00 per share after September 15, 2003, in each case plus accrued and unpaid dividends. The Convertible Preferred Stock is non-voting, except that holders will be entitled to vote separately as a class (together with stock ranking on a parity) to elect two directors if the equivalent of six or more quarterly dividends (whether or not consecutive) on the Convertible Preferred Stock are in arrears. These voting rights will continue until the dividend arrearage on the Convertible Preferred Stock and other stock ranking on a parity with it has been paid in full. See Note Q.

NOTE K--RESTRICTIONS, COMMITMENTS AND CONTINGENCIES

  RESTRICTIONS: The net assets of the Company's property and casualty insurance subsidiaries available for distribution to the Company are limited to the amounts that such assets, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements. Payment of dividends is restricted and may be subject to approval by insurance regulatory authorities. The maximum amount of dividends that may be paid by the Company's insurance subsidiaries within any calendar year without prior regulatory approval is the lesser of (a) 10% of the policyholders' statutory surplus as of the preceding December 31 or (b) its statutory net income for the preceding calendar year, less the amount of dividends paid during the preceding twelve months.

                     INTEGON CORPORATION AND SUBSIDIARIES

NOTE K--RESTRICTIONS, COMMITMENTS AND CONTINGENCIES--(CONTINUED)

  Statutory surplus (capital and surplus) and statutory net income (including Bankers and Shippers results for the full year 1994) as determined in accordance with statutory accounting practices for the Company's insurance subsidiaries are shown below:

                                                             DECEMBER 31,
                                                      --------------------------
                                                        1996     1995     1994
                                                      -------- -------- --------
     Statutory surplus............................... $245,919 $226,832 $198,589
     Statutory net income............................    6,882   41,814   37,883

  Each of the Company's domestic insurance subsidiaries is required to maintain minimum statutory capital and surplus of $4.5 million according to North Carolina law. At December 31, 1996, capital and surplus of these subsidiaries ranged from $7.6 million to $98.5 million. The maximum amounts of dividends from the Domestic Insurance Subsidiaries that could be payable during 1997 without the approval by the North Carolina Insurance Commissioner is approximately $7.9 million. However, the payment of dividends is further restricted by the terms of the Company's Credit Facility. See Note F.

  COMMITMENTS AND CONTINGENCIES: The Company is party to various lawsuits primarily incident to the ordinary course of its business that would not materially affect the financial position and the results of operations of the Company.

  In July 1995, ILC, a former affiliate, paid the Company a nominal amount for the Company to acquire the common stock of International. The Company is now liable for any claims that may arise out of the business reinsured by International. However, management believes that the transfer of International will not have any material effect on the financial condition or results of operations of the Company.

  The Company executed an indemnity letter in favor of certain former subsidiaries that were sold in which the Company agreed to indemnify, reimburse and hold harmless the subsidiaries for, among other things, (i) certain employment related liabilities provided any such liability arises solely on account of such subsidiaries' affiliation with the Company and its subsidiaries prior to the Restructuring under the Internal Revenue Code of 1986, as amended, or the Employment Retirement Income Security Act of 1974, as amended, and (ii) taxes assessed against such subsidiaries by reason of their being a member of an affiliated group of which the Company was a member. As of December 31, 1996, no amounts have been paid or requested to be paid under the indemnity letter.

NOTE L--EMPLOYEE BENEFIT PLANS

  RETIREE BENEFITS: Prior to December 31, 1994, the Company provided postretirement life and health benefits for employees who retired at age 55 or later with 10 or more years of service. Spouses, surviving spouses and dependent children are eligible for life and health benefits.


  Retired home office employees under age 65 are covered by a health maintenance organization under which benefits are generally paid at 100% after various co-payments. Retirees under this plan contribute to their own benefits and their dependents' benefits.

                     INTEGON CORPORATION AND SUBSIDIARIES

NOTE L--EMPLOYEE BENEFIT PLANS--(CONTINUED)

  Retired employees under age 65, outside the service area, are covered by a self-insured indemnity plan which has a deductible with 80%-20% coinsurance. Under this plan, retirees only contribute toward dependent coverage. Retired employees 65 and older are covered under a self-insured type plan which has a deductible with 80%-20% coinsurance that coordinates with Medicare. Under this plan retirees only contribute toward dependent coverage.

  Effective January 1, 1995, the Company amended its retirement benefit plan. The Company will continue to provide medical and reduced life benefits to current retirees and active, full-time employees who had attained age 55 with 10 years or more of service on or before December 31, 1994. Medical benefits are provided until age 65 or covered by Medicare, whichever comes first, and reduced life retirement benefits will continue to be available to active, full-time employees who were at least age 45 on or before December 31, 1994. No retiree medical and life insurance benefits will be available to employees who did not attain age 45 on or before December 31, 1994 or who were hired after December 31, 1994.

  The plan amendment reducing the benefits available to employees who were at least age 45 on or before December 31, 1994, resulted in the reduction of the accumulated postretirement benefit obligation of $787, which is being recognized as a reduction in benefit expense on a straight line basis over periods of 6 to 7 years.

  The curtailment of retiree benefits to employees under age 45 resulted in a reduction to the accumulated postretirement benefit obligation of $973 which was recognized in 1994 and is reflected in the accrued postretirement benefit cost at December 31, 1994.

  Postretirement benefits are accrued (but not funded) for eligible retirees. The accrued postretirement benefit cost was as follows:

                                                                 DECEMBER 31,
                                                                 --------------
                                                                  1996    1995
                                                                 ------  ------
     Accumulated postretirement benefit obligation
       Retirees................................................. $1,739  $1,742
       Fully eligible active plan participants..................    812     756
       Other active plan participants...........................    631     520
                                                                 ------  ------
     Unfunded status............................................  3,182   3,018
     Unrecognized prior service cost............................   (562)   (199)
     Unrecognized net gain......................................  2,014   2,008
                                                                 ------  ------
     Accrued postretirement benefit cost........................ $4,634  $4,827
                                                                 ======  ======

  The components of the expense for postretirement benefits were as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                     ---------------------------
                                                       1996     1995     1994
                                                     --------  -------- --------
     Service costs.................................. $     72  $    59  $   238
     Interest costs.................................      221      210      250
     Amortization of gain...........................      (69)     (34)     --
     Amortization of past service cost..............     (113)     (33)     --
                                                     --------  -------  -------
     Net periodic costs............................. $    111  $   202  $   488
                                                     ========  =======  =======

                     INTEGON CORPORATION AND SUBSIDIARIES

NOTE L--EMPLOYEE BENEFIT PLANS--(CONTINUED)

  The postretirement benefit liability as of December 31, 1996 was calculated assuming an annual trend rate in medical care inflation of 8.0% in 1997 grading down to 5.5% in 2000 and thereafter. The liability as of December 31, 1995 was calculated assuming an annual trend rate in medical care inflation of 9.0% in 1996, grading down to 5.5% in 2000 and thereafter. Mortality rates were calculated by referencing the 1983 group annuity mortality table (set back six years for females). Contribution increases were assumed to match the rates of inflation for medical care. The net cost of the postretirement benefits discounted value was based on a 7.5% rate in 1996 and 1995.

  If the medical care inflation assumption increased by 1.0%, the accumulated postretirement benefit obligation would increase $329 or 7.1% and the 1996 service and interest expense would increase $24 or 8.2%.

  DEFERRED COMPENSATION: The liability for deferred compensation agreements for certain officers was $488 and $548 as of December 31, 1996 and 1995, respectively. Expenses for the periods ended December 31, 1996, 1995 and 1994, were $27, $34 and $20, respectively.

  RETIREMENT SAVINGS PLAN: All full-time, permanent employees who attain age 21 and complete one year of service are eligible to participate in the Integon Employees' Retirement Savings Plan (the "Retirement Savings Plan"). Under the Retirement Savings Plan, participants are eligible to reduce their compensation by up to 10%, which is contributed to the trust established for the Retirement Savings Plan. The Company matches 50% of contributions (up to 3% of employees' compensation). The matching contributions for the periods ended December 31, 1996, 1995 and 1994 were $1,142, $923 and $492, respectively. Participants are fully vested in all contributions.

  The Retirement Savings Plan also provided for a discretionary Company profit sharing contribution, which was determined annually by the Board of Directors for the succeeding plan year. Participants vested 20% for each completed year of service, or became 100% vested in the event of death, attainment of age 65, disability or plan termination. Profit sharing contributions for the years ended December 31, 1995 and 1994 were $1,012 and $488, respectively. Effective January 1, 1996, the Retirement Savings Plan was amended to discontinue the discretionary profit sharing contributions and it has been replaced by the Employee Stock Ownership Plan.

  EMPLOYEE STOCK OWNERSHIP PLAN: Effective January 1, 1996, all full-time, permanent employees who attain age 21 and complete one year of service are eligible to participate in the Integon Corporation Employee Stock Ownership Plan ("ESOP"). Each year the Board of Directors will have the discretion to set the amount for the Company to contribute.

  The Company will make monthly contributions to the trust fund. The trust will primarily buy shares of Integon Corporation Common Stock with the Company's contribution. Allocations will be made to participants on a quarterly basis. The discretionary contribution for 1996 has been set by the Board of Directors at 2.75% of employees' eligible compensation. Participants vest 20% for each completed year of service, or become 100% vested in the event of death, attainment of age 65, permanent disability or plan termination. The Company's contribution for the year ended December 31, 1996 was $1.2 million.

  EMPLOYEE STOCK PURCHASE PLAN: In September 1995, the Company established the Integon Corporation Employee Investment Program. The Program is designed to provide employees with a convenient and

                     INTEGON CORPORATION AND SUBSIDIARIES

NOTE L--EMPLOYEE BENEFIT PLANS--(CONTINUED)

economical way to purchase shares of the Corporation's Common Stock, through payroll deduction, and to reinvest their cash dividends in additional shares of Common Stock.

NOTE M--STOCK OPTION AND INCENTIVE PLANS

  At December 31, 1996, the Company had two stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized for stock options issued under either the 1992 Stock Option Plan or the Omnibus Long-Term Performance Incentive Compensation Plan. Had compensation cost for stock based compensation under these two plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 1996 and 1995 would have been reduced to the pro forma amounts indicated below:

                                                                 1996    1995
                                                                 -----  -------
     Net income:
       As reported.............................................. $ 170  $33,995
       Pro forma................................................ $(332) $33,836
     Primary earnings per share:
       As reported.............................................. $(.34) $  1.81
       Pro forma................................................ $(.37) $  1.80
     Fully diluted earnings per share:
       As reported.............................................. $(.34) $  1.73
       Pro forma................................................ $(.37) $  1.72

  1992 STOCK OPTION PLAN: The 1992 Stock Option Plan ("1992 Plan") is a fixed stock option plan which was adopted in February 1992. Under the 1992 Plan, the Company may grant options to its employees for up to 1,430,000 shares of common stock. The exercise price of each option equals the closing market price of the Company's common stock on the date of grant, and an option's maximum term is ten years. The options become exercisable in 20% increments on each anniversary date of the grant.

  The fair value of each option under the 1992 Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 1.80% and 2.06%; expected volatility of 32.58% and 32.94%; risk-free interest rates of 5.95% and 5.93%; and expected lives of 5 years.

  A summary of the status of the Company's fixed stock option plan as of December 31, 1996, 1995 and 1994 and changes during the years ended on those dates is presented below:

                                 1996                 1995                1994
                          -------------------- -------------------- ------------------
                                     WEIGHTED-            WEIGHTED-          WEIGHTED-
                                      AVERAGE              AVERAGE            AVERAGE
                                     EXERCISE             EXERCISE           EXERCISE
FIXED OPTIONS              SHARES      PRICE    SHARES      PRICE   SHARES     PRICE
-------------             ---------  --------- ---------  --------- -------  ---------
Outstanding at beginning
 of year................  1,172,160   $17.50     883,300   $17.52   653,900   $17.65
Granted.................    219,300    19.95     291,700    17.50   230,200    17.19
Exercised...............    (20,600)   15.48         --       --        --       --
Forfeited...............    (37,760)   19.75      (2,840)   21.43      (800)   30.25
                          ---------            ---------            -------
Outstanding at end of
 year...................  1,333,100    17.88   1,172,160    17.50   883,300    17.52
                          =========            =========            =======
Options exercisable at
 year-end...............    685,600              416,592            238,140
Weighted average fair
 value of options
 granted during the
 year...................  $    6.56            $    5.64            $    --

                     INTEGON CORPORATION AND SUBSIDIARIES

NOTE M--STOCK OPTION AND INCENTIVE PLANS--(CONTINUED)

  The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                      OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                          ------------------------------------------- --------------------------
                            NUMBER     WEIGHTED-AVG.                    NUMBER
                          OUTSTANDING    REMAINING     WEIGHTED-AVG.  EXERCISABLE WEIGHTED-AVG.
RANGE OF EXERCISE PRICES  AT 12/31/96 CONTRACTUAL LIFE EXERCISE PRICE AT 12/31/96 EXERCISE PRICE
------------------------  ----------- ---------------- -------------- ----------- --------------
$15 to $21..............   1,231,200     7.0 years         $16.86       614,660       $15.81
$30 to $31..............     101,900     6.4                30.19        70,940        30.18

OMNIBUS LONG-TERM PERFORMANCE INCENTIVE COMPENSATION PLAN:

  In February 1996, the Company adopted the Omnibus Long-Term Performance Incentive Compensation Plan ("Omnibus Plan"), an incentive compensation plan designed to attract and retain both key employees and non-employee directors. The Omnibus Plan allows for the grant of incentive compensation awards for up to 1,000,000 shares of common stock and is administered by the Compensation and Personnel Committee ("Compensation Committee") of the Board of Directors. The type of awards available under the Omnibus Plan in 1996 included: (i) non-qualified stock options to key employees and non-employee directors, (ii) performance awards to key employees payable in cash and/or performance restricted stock, (iii) unit awards to key employees payable in unit restricted stock or cash, (iv) common stock awards for non-employee directors, and (v) common stock, deferral restricted stock and deferral stock options in lieu of cash compensation for non-employee directors.

  The non-qualified performance stock options become exercisable based on the attainment of specific performance goals for performance cycles established by the Compensation Committee. Options granted under this plan become fully exercisable no later than 9 1/2 years after the effective date and expire 10 years after such effective date. The exercise price of options granted equals the closing market price of the Company's common stock on the date of grant.

  The fair value of each option under the Omnibus Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.85%, dividend yield of 1.96%, volatility of 32.83% and expected lives of 8.5 years.

  A summary of the status of the performance stock options issued under the Omnibus Plan as of December 31, 1996 and the changes during the year then ended is presented below:

                                                                      1996
                                                                ----------------
                                                                       WEIGHTED-
                                                                        AVERAGE
                                                                       EXERCISE
     FIXED OPTIONS                                              SHARES   PRICE
     -------------                                              ------ ---------
     Outstanding at beginning of year.........................     --   $  --
     Granted..................................................  93,475   18.38
     Exercised................................................     --      --
     Forfeited................................................     --      --
                                                                ------  ------
     Outstanding at end of year...............................  93,475   18.38
                                                                ======  ======
     Options exercisable at year-end..........................     --
     Weighted average fair value of options granted during the
      year....................................................  $ 7.76

                     INTEGON CORPORATION AND SUBSIDIARIES

NOTE M--STOCK OPTION AND INCENTIVE PLANS--(CONTINUED)

  As of December 31, 1996, the 93,475 performance options outstanding under the Omnibus Plan have an exercise price of $18.38 and a weighted average remaining contractual life of 9.4 years. None of the performance options are currently vested.

  During 1996 and 1995, the Company also issued 74,000 and 98,000 unit awards, respectively to key employees. The initial dollar value of all such awards was $13.00. The Company established multipliers applicable to such units. Multipliers are numbers used to obtain the final dollar value for a particular unit award based on growth in the Company's net written premiums and average combined operating ratio for the three year period commencing on the first day of the fiscal year in which such unit is awarded and ending on the last day of the second fiscal year following the year in which the unit is awarded. Due to an amendment to the Omnibus Plan at the end of the measurement period, the awards, if any, will be paid out to participants in the form of Common Stock rather than restricted stock. Generally, if a participant terminates employment prior to the end of the measurement period, the units awarded will be forfeited. See Note Q.

  Prior to being replaced by the Omnibus Plan, the 1992 Non-Employee Directors Stock Plan provided for annual grants of shares of common stock equal to $10 in unrestricted shares and 1,650 restricted shares. During 1995 and 1994, grants of restricted shares totaled 6,600 and 13,200, respectively. Under the Omnibus Plan, each non-employee director is eligible to receive an annual award of up to 1,650 shares of common stock. During 1996, non-employee directors received 7,858 shares of common stock under this provision of the Omnibus Plan.

NOTE N--LEASE COMMITMENTS

  The Company has operating lease commitments with terms greater than one year for equipment and office space, some with options to renew at the end of the lease periods. The minimum rental commitments under all such noncancelable leases at December 31, 1996 were as follows: 1997--$3.0 million; 1998--$2.0 million; 1999--$1.3 million; 2000--$.1 million and 2001--$.1 million. Total rental expense incurred by the Company for 1996, 1995 and 1994 was $2.9 million, $4.3 million and $2.9 million, respectively.

NOTE O--EXTRAORDINARY ITEMS

  Extraordinary items net of federal income tax expense (benefit) is composed of the following:

  Automobile Warranty Business--The amounts for 1995 represent reductions of the estimated ultimate liabilities relating to a guarantee associated with the sale of International (see Note I).

  Litigation Settlement--On April 27, 1995, Integon Corporation paid to Southmark Corporation $3.8 million ($3.2 million after tax benefit) pursuant to a settlement of all claims and counterclaims asserted in a legal action commenced by Southmark Corporation against Integon Corporation on December 3, 1993 in the United States District Court for the Southern District of New York. Pursuant to the terms of the settlement, the Southmark action has been dismissed with prejudice.

                     INTEGON CORPORATION AND SUBSIDIARIES

NOTE P--QUARTERLY FINANCIAL DATA (UNAUDITED)

                                        1996                                 1995
                         -----------------------------------  ------------------------------------
                           1ST      2ND      3RD      4TH       1ST       2ND      3RD      4TH
                         -------- -------- -------- --------  --------  -------- -------- --------
Revenues................ $178,820 $191,276 $205,121 $208,194  $142,655  $152,201 $162,599 $170,003
Income from continuing
 operations.............    3,385    8,297    4,871  (16,383)    7,044     9,120    9,910   10,545
Extraordinary items.....      --       --       --       --     (2,624)      --       --       --
Net income..............    3,385    8,297    4,871  (16,383)    4,420     9,120    9,910   10,545
Primary per share
 information:
 Income from continuing
  operations............      .13      .44      .22    (1.13)      .36       .49      .55      .58
 Extraordinary items....      --       --       --       --       (.17)      --       --       --
 Net income.............      .13      .44      .22    (1.13)      .19       .49      .55      .58
Fully diluted per share
 information:
 Income from continuing
  operations............      .13      .42      .22    (1.13)      .36       .46      .51      .53
 Extraordinary items....      --       --       --       --       (.17)      --       --       --
 Net income.............      .13      .42      .22    (1.13)      .19       .46      .51      .53
 Cash dividends paid per
  common share..........      .09      .09      .09      .09       .09       .09      .09      .09
Market price:(1)
 High...................    22.13    20.50    21.25    20.63     14.75     17.38    18.13    21.25
 Low....................    19.13    17.25    18.38    16.00     11.75     13.13    15.88    15.88

--------
(1) The Company's Common Stock trades on the New York Stock Exchange. The number of Common Stock shareholders of record at January 24, 1997 was 264.

NOTE Q--SUBSEQUENT EVENTS

 STOCKHOLDERS RIGHTS PLAN:

  On January 22, 1997, the Board of Directors adopted a Shareholder Rights Plan (the "Rights Plan") and declared a dividend of one preferred share purchase right with respect to each share of common stock outstanding at the close of business on February 11, 1997. Each right entitles the holder to purchase one-thousandth of a share of a newly authorized series of the Company's preferred stock at a purchase price of $70. Each one-thousandth of a share of such preferred stock is intended to be the economic and voting equivalent of one share of common stock. The rights are not presently exercisable, and initially will be evidenced by the Company's common stock certificates and will trade automatically with the common stock.

  In the event any person or group commences a tender or exchange offer that if consummated would result in such person or group becoming the beneficial owner of 20 percent or more of Integon's common stock, then after a specified period separate rights certificates will be distributed and each right will entitle its holder to purchase one-thousandth of a share of such preferred stock at a purchase price of $70.

  In the event a person or group acquires beneficial ownership of 20 percent or more of the Company's common stock, then after a specified period each right (other than Rights beneficially owned by such person or group, which become void) will entitle its holder to purchase, at the purchase price, shares of the Company's common stock, (or, at the option of the Board, such preferred stock) having a market value equal to twice the purchase price. Additionally, if after any such person or group acquires beneficial ownership of 20 percent or more of Integon's common stock, the Company is acquired in a merger or other business combination or 50 percent or more of its consolidated assets or earning power are sold, each right (other than rights beneficially owned by such person or group, which will have become void) will entitle its holder to purchase, at the purchase price, shares of common stock of the person or group with whom the Company engaged in such transaction having a market value equal to twice the purchase price.

                     INTEGON CORPORATION AND SUBSIDIARIES

NOTE Q--SUBSEQUENT EVENTS--(CONTINUED)

  Under certain circumstances, the Company may, at its option, exchange for each outstanding right (other than voided rights) one share of common stock or one-thousandth of a share of such preferred stock. The Company may also, at its option, redeem the rights at a price of $.01 per right at any time prior to a specified period of time after a person or group has become the beneficial owner of 20 percent or more of its common stock.

  The rights will expire on January 22, 2007, unless earlier redeemed.

  OMNIBUS LONG-TERM PERFORMANCE INCENTIVE COMPENSATION PLAN:

  In January 1997, the Omnibus Plan was amended and restated. The Amended and Restated Omnibus Plan provides for (i) non-qualified stock options, (ii) performance awards payable in cash or deferred compensation that is denominated in Common Stock share units or both and (iii) units to key employees payable in cash and common stock. As amended, any future stock options granted under the Omnibus Plan will be subject to terms and conditions set by the Compensation and Personnel Committee of the Board of Directors. All stock options will expire no later than 10 years after the effective date of the option. Unit awards granted under the Amended and Restated Omnibus Plan will be valued annually and paid at the end of the three year cycle rather than valued using a three year average, and restricted stock will no longer be granted under the Omnibus Plan. Common Stock will be granted in lieu of restricted stock.

INTEGON CORPORATION AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS --
 (CONTINUED)

                      SCHEDULE I -- SUMMARY OF INVESTMENTS

                              INTEGON CORPORATION

                               DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                    AMORTIZED  MARKET  CARRYING
                                                      COST     VALUE    VALUE
                                                    --------- -------- --------
Fixed maturities
  Bonds and notes
  U.S. government obligations...................... $ 97,801  $ 97,357 $ 97,357
  Obligations of states and political subdivisions.  172,281   172,925  172,925
  Foreign obligations..............................   11,422    11,541   11,541
  Public utilities.................................   21,427    21,376   21,376
  All other corporate bonds........................  152,825   151,440  151,440
  Collateral-backed securities.....................   66,696    66,672   66,672
                                                    --------  -------- --------
  Total fixed maturities...........................  522,452   521,311  521,311
                                                    --------  -------- --------
Other long-term investments........................    2,679     2,743    2,743
Cash and cash equivalents..........................   43,838    43,838   43,838
                                                    --------  -------- --------
    Total.......................................... $568,969  $567,892 $567,892
                                                    ========  ======== ========

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      INTEGON CORPORATION (PARENT COMPANY)

                                 BALANCE SHEETS

                                  DECEMBER 31,
                                 (IN THOUSANDS)

                                                              1996      1995
ASSETS:                                                     --------  --------
  Fixed maturities available for sale-at market............ $    --   $  1,031
  Other long-term investments..............................      883       964
  Cash and cash equivalents................................    1,355       677
  Investment in subsidiaries...............................  370,739   358,054
  Furniture and equipment..................................      659       557
  Goodwill.................................................   51,233    53,724
  Deferred income taxes....................................    1,807     2,224
  Other assets.............................................    4,866     4,972
                                                            --------  --------
                                                            $431,542  $422,203
                                                            ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  LIABILITIES:
    Accrued expenses and other liabilities................. $ 21,391  $ 20,549
    Short-term debt........................................   44,000    16,000
    Notes payable..........................................  150,760   150,807
                                                            --------  --------
                                                             216,157   187,356
                                                            --------  --------
  STOCKHOLDERS' EQUITY:
    Preferred stock........................................       14        14
    Common stock...........................................      173       173
    Additional paid-in capital.............................  147,891   147,296
    Net unrealized appreciation (depreciation) of securi-
     ties..................................................     (700)    8,288
    Retained earnings......................................  105,834   116,897
    Treasury stock.........................................  (37,821)  (37,821)
                                                            --------  --------
                                                             215,391   234,847
                                                            --------  --------
                                                            $431,542  $422,203
                                                            ========  ========

                      INTEGON CORPORATION (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                       YEARS ENDED DECEMBER
                                                                31,
                                                      -------------------------
                                                       1996     1995     1994
                                                      -------  -------  -------
REVENUES:
  Dividends -- affiliated...........................  $ 5,208  $19,644  $20,800
  Net investment income.............................      317    1,110    1,405
  Net realized investment gains (losses)............      (34)     210      106
  Other income......................................      126      956      177
                                                      -------  -------  -------
                                                        5,617   21,920   22,488
                                                      -------  -------  -------
EXPENSES:
  Operating and administrative......................    5,511    4,720    6,065
  Interest expense..................................   15,021   14,510    8,433
  Amortization of goodwill..........................    1,544    1,563    1,569
                                                      -------  -------  -------
                                                       22,076   20,793   16,067
                                                      -------  -------  -------
INCOME (LOSS) BEFORE FEDERAL INCOME TAXES, EQUITY IN
   EARNINGS OF SUBSIDIARIES AND EXTRAORDINARY ITEMS.  (16,459)   1,127    6,421
Federal income tax benefit..........................   (6,272)  (6,360)  (4,250)
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF
   SUBSIDIARIES AND EXTRAORDINARY ITEMS.............  (10,187)   7,487   10,671
Equity in earnings of subsidiaries (net of dividends   10,357   29,132   11,867
   to parent of $5,208, $19,644 and $20,800)........  -------  -------  -------
INCOME BEFORE EXTRAORDINARY ITEMS...................      170   36,619   22,538
Extraordinary items.................................      --    (2,624)     650
                                                      -------  -------  -------
NET INCOME..........................................  $   170  $33,995  $23,188
                                                      =======  =======  =======

                      INTEGON CORPORATION (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996     1995      1994
                                                  --------  -------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..................................... $    170  $33,995  $  23,188
  Equity in earnings of subsidiaries.............  (15,565) (48,776)   (32,667)
  Net realized investment gains (losses).........       37     (210)      (106)
  Provision for deferred federal income tax
   expense (benefit).............................    1,378      305       (475)
  Amortization of goodwill and deferred loan
   costs.........................................    1,946    1,999      1,790
  Depreciation of furniture and equipment........      --       131        615
  Net amortization of discounts and premium......      257     (159)        56
  Net (increase) decrease in other assets and          781   (5,459)     5,066
   liabilities................................... --------  -------  ---------
    Net cash flows used in operating activities..  (10,996) (18,174)    (2,533)
                                                  --------  -------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Dividends from subsidiaries....................    5,208   19,644     20,800
  Investment securities sold.....................    1,035   10,431      5,012
  Investment securities matured, called, or
     redeemed....................................      --       350        500
  Investment in subsidiaries.....................  (27,461)    (661)  (164,620)
  Furniture and equipment sold (purchased).......   (1,123)   2,536     (1,493)
  Net decrease in short-term investments.........      --       --       2,000
  Other..........................................      769        9        --
                                                  --------  -------  ---------
    Net cash flows provided by (used in)          $(21,572) $32,309  $(137,801)
       investing activities...................... --------  -------  ---------

         SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     INTEGON CORPORATION (PARENT COMPANY)

                           STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                                     YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                      1996     1995     1994
                                                     -------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in book cash overdrafts.................. $   185  $ 2,515  $   --
  Increase (decrease) in short-term debt............  28,000   (5,000)   4,951
  Common stock dividends............................  (5,933)  (5,765)  (5,760)
  Preferred stock dividends.........................  (5,570)  (5,570)    (882)
  Issuance (repayment) of debt......................     (46)     (36)  74,960
  Contribution (purchase) of treasury stock.........  16,610      --    (3,323)
  Issuance of preferred stock.......................     --       --    68,655
                                                     -------  -------  -------
    Net cash flows provided by (used in) financing
     activities.....................................  33,246  (13,856) 138,601
                                                     -------  -------  -------
    Net increase (decrease) in cash and cash equiva-
     lents..........................................     678      279   (1,733)
    Cash and cash equivalents at beginning of peri-
     od.............................................     677      398    2,131
                                                     -------  -------  -------
    Cash and cash equivalents at end of period...... $ 1,355  $   677  $   398
                                                     =======  =======  =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
    Interest........................................ $14,577  $14,055  $ 6,687
    Federal income taxes............................  12,875   11,700   18,517

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Increases in common stock and additional paid-in capital of $522, $146 and $731 in 1996, 1995 and 1994, respectively, were due to grants of common stock to non-employee directors.

  Dividends from subsidiaries and furniture and equipment purchased includes $244 in leasehold improvements for the year ended December 31, 1995.

  Investment in subsidiaries includes $16,610 of treasury stock contributed to the Company's subsidiaries in 1996.

                     INTEGON CORPORATION (PARENT COMPANY)

                   NOTES TO CONDENSED FINANCIAL INFORMATION

  The condensed financial information of Integon Corporation (Parent Company) should be read in conjunction with the financial statements of Integon Corporation and subsidiaries and the notes thereto incorporated elsewhere herein by reference.

  Investment in subsidiaries is accounted for by using the equity method of accounting.

  During 1994, the Company purchased 177,800 shares of its Common Stock at a cost of $3.3 million and are reflected as Treasury Stock on the Company's balance sheet. During 1996, the Company contributed 880,000 shares of treasury stock to its subsidiaries. As of December 31, 1996 and 1995, the Company's balance sheet reflected Treasury Stock of $37.8 million.

                           SCHEDULE IV -- REINSURANCE

                              INTEGON CORPORATION

                                 (IN THOUSANDS)

                                                                     PERCENT OF
                                                                       AMOUNT
                                  GROSS                               ASSUMED
                                 PREMIUM   CEDED    ASSUMED   NET      TO NET
                                 -------- --------  ------- -------- ----------
For the year ended December 31,
 1996........................... $935,011 (177,160) 40,138  $797,989    5.0%
For the year ended December 31,
 1995........................... $797,373 (198,703) 21,777  $620,447    3.5%
For the year ended December 31,
 1994........................... $545,483 (185,429)  3,413  $363,467     .9%

                SCHEDULE V -- VALUATION AND QUALIFYING ACCOUNTS

                              INTEGON CORPORATION

                                 (IN THOUSANDS)

                                                         CHARGED
                                               BEGINNING   TO    CHARGE ENDING
                                                BALANCE  EXPENSE  OFFS  BALANCE
                                               --------- ------- ------ -------
As of December 31, 1996 and for the year
 ended:
  Allowance for doubtful accounts for financed
   contracts..................................  $  850    9,065   8,803 $1,112
  Allowance for doubtful accounts for premiums
   due and uncollected........................  $3,591   19,834  18,143 $5,282
As of December 31, 1995 and for the year
 ended:
  Allowance for doubtful accounts for financed
   contracts..................................  $  847    8,005   8,002 $  850
  Allowance for doubtful accounts for premiums
   due and uncollected........................  $4,092    9,145   9,646 $3,591
As of December 31, 1994 and for the year
 ended:
  Allowance for doubtful accounts for financed
   contracts..................................  $  563    7,518   7,234 $  847
  Allowance for doubtful accounts for premiums
   due and uncollected........................  $2,705
    Add Bankers and Shippers balance at acqui-     125
     sition date..............................  ------
      Total...................................  $2,830    8,710   7,448 $4,092

                     SCHEDULE VI--SUPPLEMENTAL INFORMATION

                              INTEGON CORPORATION
                                (IN THOUSANDS)

                                                                        LOSS AND LOSS
                                                                     ADJUSTMENT EXPENSES
                                                                     INCURRED RELATED TO
                                                                     --------------------
                              RESERVES
                                FOR
                               UNPAID                                                      AMORTIZATION
                  DEFERRED    LOSS AND                                                     OF DEFERRED  PAID LOSSES
                   POLICY       LOSS                         NET                              POLICY     AND LOSS     NET
                 ACQUISITION ADJUSTMENT UNEARNED  EARNED  INVESTMENT  CURRENT     PRIOR    ACQUISITION  ADJUSTMENT  PREMIUM
                    COSTS     EXPENSES  PREMIUMS PREMIUMS   INCOME      YEAR      YEARS       COSTS      EXPENSES   WRITTEN
                 ----------- ---------- -------- -------- ---------- ---------- ---------  ------------ ----------- --------
As of December
 31, 1996
 and for the
 year ended.....   $55,106    $478,031  $364,081 $732,002  $31,970   $  583,782 $   1,929    $140,526    $513,584   $797,989
As of December
 31, 1995
 and for the
 year ended.....   $46,413    $416,740  $305,911 $567,018  $29,937   $  419,143 $  (3,170)   $101,952    $382,966   $620,447
As of December
 31, 1994
 and for the
 year ended.....    36,507     395,300   284,829  334,460   17,914      249,688   (14,240)     63,188     216,953    363,467

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by Item 10 is incorporated by reference from a definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by Item 11 is incorporated by reference from a definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 12 is incorporated by reference from a definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH DIRECTORS, OFFICERS AND AFFILIATES OF HEAD & COMPANY L.L.C.

  Effective as of December 1, 1990, the Company entered into an Investment Advisory Agreement with Head Asset Management L.L.C. ("Head Asset Management"), an affiliate of Head Company and John C Head III pursuant to which Head Asset Management manages the Company's investment assets and provides investment advisory related services to the Company and its subsidiaries. The fee paid by the Company to Head Asset Management for services rendered pursuant to the Investment Advisory Agreement is an annual fee at the rate of $1.50 per $1,000 (15 basis points) on the market value of all invested assets managed by Head Asset Management in the Company's portfolio. The fee is payable in quarterly installments in advance. The Investment Advisory Agreement may be terminated upon 90 days' prior written notice by either party. If such agreement is terminated, the Company believes that it could obtain similar services on comparable terms. The Company paid approximately $778,729 in fees under the Investment Advisory Agreement in 1996.

  On March 1, 1996, the Company made an interest-free loan to Mr. Yorke in the amount of $550,000 in connection with his relocation. The loan was repaid in full on August 9, 1996.

  In July 1996, the Company entered into an Information Products Agreements with Equifax Services, Inc. for certain products and services. Mr. Smith is the President of Equifax Services, Inc. The Company paid approximately $5.0 million for services rendered by Equifax Services, Inc. during 1996. The term of the agreement is for two years and will expire on June 30, 1998. Either party may terminate the agreement in the event of a material breach upon 60 days' notice.

CONFLICTS OF INTEREST

  Conflicts of interest between or among the Company and Head Company and their affiliates, respectively could arise with respect to transactions involving business dealings between such parties, potential acquisitions of businesses or properties and other matters. Because Head Company and certain of its affiliates specialize in making investments in, and providing services to, insurance companies and related concerns, particular conflicts may arise between the Company and Head Company and its affiliates with respect to insurance-related acquisitions and investment opportunities.

  The Company has not instituted a formal plan or arrangement to address potential conflicts of interest that may arise between or among the Company and Head Company and their affiliates. However, the Company intends to continue to seek approval from its non-affiliated independent directors on any business transactions between the Company and such affiliates. Directors of the Company have a fiduciary obligation to act in the best interest of the Company's stockholders and to deal fairly and in good faith with the Company.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Documents filed as part of this report.

                                                                         PAGE
                                                                       REFERENCE
                                                                       ---------
                                                                       FORM 10-K
                                                                       ---------
1. Financial Statements
 Independent Auditors' Report........................................     28
 Balance Sheets......................................................     29
 Statements of Operations............................................     30
 Statements of Cash Flows............................................     31
 Statements of Stockholders' Equity..................................     33
 Notes to Financial Statements.......................................     35

2. Financial Statement Schedules
 Independent Auditors' Report........................................     27
 Schedule I -- Summary of Investments................................     57
 Schedule II -- Condensed Financial Information of Registrant........   58 - 62
 Schedule IV -- Reinsurance..........................................     63
 Schedule V -- Valuation and Qualifying Accounts.....................     64
 Schedule VI -- Supplemental Information.............................     65

  All other financial statement schedules are omitted as the required information is inapplicable or the information required therein is included elsewhere in the financial statements or notes thereto or in another schedule.

3. Exhibits

                                                        FILED HEREWITH (*),
                                                       NONAPPLICABLE (NA), OR
                                                     INCORPORATED BY REFERENCE
                                                                FROM
                                                     --------------------------
                                                                  INTEGON
 EXHIBIT                                                      REGISTRATION NO.
 NUMBER                                              EXHIBIT     OR REPORT
 -------                                             ------- ------------------
  2.1    Stock Purchase Agreement dated July 27,
         1994 between Integon Corporation and The            1994 Third Quarter
         Travelers Indemnity Company..............     2.1       Form 10-Q
  2.2    Stock Purchase Agreement dated as of
         October 21, 1994 between Integon
         Corporation and Integon Partners II L.P.,
         as amended December 15, 1994.............     2.2     1994 Form 10-K
  3.1    Certificate of Incorporation of the
         Company currently in effect, and all
         amendments thereto.......................     4.1        33-58022
  3.2    By-laws of the Company, as currently in
         effect...................................     4.2        33-93744
  4.1    Specimen Common Stock Certificate........     4.1        33-42463
  4.2    Indenture dated as of August 15, 1993
         between the Company and The First
         National Bank of Chicago, as Trustee,
         relating to the Company's 8% Senior Notes
         due 1999, including form of such Notes...     4.2        33-54676
  4.3    Indenture dated October 15, 1994 between
         the Company and the First National Bank
         of Chicago, as Trustee, relating to the             1994 Third Quarter
         Company's 9 1/2% Senior Notes due 2001...     4.2       Form 10-Q
  4.4    Certificate of Designation of the             4.1   1994 Third Quarter
         Company's Preferred Stock................               Form 10-Q

                                                      FILED HEREWITH (*),
                                                    NONAPPLICABLE (NA), OR
                                                INCORPORATED BY REFERENCE FROM
                                                ---------------------------------
                                                                 INTEGON
 EXHIBIT                                                     REGISTRATION NO.
 NUMBER                                          EXHIBIT        OR REPORT
 -------                                        ---------------------------------
  10.1   Investment Advisory Agreement dated
         as of December 1, 1990 between the
         Company and Head Asset Management
         L.P. ...............................     10.9            33-42463
  10.2   Indemnity and Guaranty dated
         September 1, 1985 between Old
         Integon and American Security
         Insurance Company (assumed by the
         Company)............................     10.15           33-42463
 +10.3   Form of Employee Deferred
         Compensation Agreement entered into
         by Old Integon (assumed by the
         Company) and each of James T. Lambie
         and Arthur S. Lyon, Jr. ............     10.31           33-42463
 +10.4   Integon Corporation Severance
         Policy, as amended..................     10.19        1992 Form 10-K
 +10.5   1992 Stock Option Plan, as amended..      10.8        1995 Form 10-K
  10.6   Tax Allocation Agreement dated as of
         August 1, 1990 among the Company and
         its subsidiaries....................     10.45           33-42463
  10.7   Amendment to Tax Allocation
         Agreement among the Company and its
         subsidiaries .......................     10.30        1991 Form 10-K
  10.8   Management Agreement among the
         Company and its subsidiaries........     10.31        1991 Form 10-K
  10.9   Amendment No. 1 to Investment
         Advisory Agreement dated as of
         December 1, 1990 between the Company
         and Head Asset Management L.P. .....     10.40        1991 Form 10-K
  10.10  Integon Corporation Relocation
         Policy..............................     10.48        1991 Form 10-K
  10.11  Amendment No. 1 to Management
         Agreement dated November 13, 1992
         among the Company and its
         subsidiaries........................     10.64           33-54676
  10.12  Amendment No. 2 to Investment
         Advisory Agreement dated as of
         December 1, 1990 between the Company               1993 Second Quarter
         and Head Asset Management L.P.......     19.1           Form 10-Q
  10.13  Addendum to Tax Allocation Agreement
         dated as of August 1, 1990 and
         amended on February 13, 1992........     10.41        1993 Form 10-K
  10.14  Addendum to Management Agreement
         dated as of February 13, 1992 and
         amended November 13, 1992...........     10.42        1993 Form 10-K
  10.15  Indemnity Letter between the Company
         and Integon Partners II dated
         February 13, 1992...................     10.1            33-82766
  10.16  Agreement between Jupiter
         Industries, John C Head III and
         Madie Ivy...........................     10.52        1993 Form 10-K
  10.17  Amended and Restated Credit
         Agreement between the Company and
         The Chase Manhattan Bank, N.A., as
         Agent dated October 12, 1993 and
         amended and restated as of July 26,                1996 Second Quarter
         1996................................     10.1           Form 10-Q
  10.18  Amendment to Management Agreement
         dated February 13, 1992 and amended
         December 31, 1993...................     10.52        1994 Form 10-K
  10.19  Amendment to Management Agreement
         dated February 13, 1992 and amended
         June 3, 1994........................     10.53        1994 Form 10-K
  10.20  Amendment to Management Agreement
         dated February 13, 1992 and amended
         October 18, 1994....................     10.54        1994 Form 10-K
  10.21  Amendment to Tax Allocation
         Agreement dated August 1, 1990 and
         amended December 31, 1993...........     10.55        1994 Form 10-K
  10.22  Amendment to Tax Allocation
         Agreement dated August 1, 1990 and
         amended June 3, 1994................     10.56        1994 Form 10-K

                                                        FILED HEREWITH (*),
                                                      NONAPPLICABLE (NA), OR
                                                     INCORPORATED BY REFERENCE
                                                               FROM
                                                    ---------------------------
                                                                  INTEGON
 EXHIBIT                                                     REGISTRATION NO.
 NUMBER                                             EXHIBIT      OR REPORT
 -------                                            ------- -------------------
  10.23  Amendment to Tax Allocation Agreement
         dated August 1, 1990 and amended October
         18, 1994                                    10.57    1994 Form 10-K
  10.24  Assignment and Assumption Agreement
         dated January 20, 1995 between the
         Company and Integon Life Corporation....    10.59    1994 Form 10-K
  10.25  Intercompany Agreement dated January 20,
         1995 between PennCorp Financial Group,
         Inc., the Company, Integon Life
         Corporation, Integon Life Insurance
         Corporation and Integon Services
         Company.................................    10.60    1994 Form 10-K
  10.26  Registration Rights Agreement dated
         October 17, 1994 between the Company and
         Head Insurance Investors L.P............    10.64    1994 Form 10-K
  10.27  Letter dated January 20, 1995 from the
         Company to Integon Life Corporation
         regarding the Allocation Agreement dated
         March 11, 1993..........................    10.65     994 Form 10-K
  10.28  Letter Agreement dated July 25, 1995 by
         and among Integon Corporation, Integon
         Life Corporation and PennCorp Financial            1995 Second Quarter
         Group, Inc..............................    10.2        Form 10-Q
  10.29  Amendment to Intercompany Agreement
         dated September 29, 1995 between
         PennCorp Financial Group, Inc., the
         Company, Integon Life Insurance
         Corporation, Integon Services Company              1995 Third Quarter
         and Salem Holdings Corporation..........    10.1        Form 10-K
 +10.30  Amended and Restated Integon Corporation
         Omnibus Long-Term Performance Incentive
         Compensation Plan.......................      *            NA
 +10.31  Integon Corporation Annual Incentive
         Award Program...........................    10.49    1995 Form 10-K
  10.32  Letter Agreement dated December 1, 1996
         between James T. Lamere and the Company.      *            NA
  10.33  Agreement between Equifax Financial
         Services, Inc. and the Company dated,
         July 15, 1996...........................      *            NA
  11.1   Computation of Earnings per Shares......      *            NA
  21.1   Subsidiaries of the Company.............      *            NA
  23.1   Consent of Independent Auditors.........      *            NA
  27.1   Financial Data Schedule.................     **

--------
 + Management contracts and compensatory plans or arrangements required to be filed as exhibits.
** Contained in the EDGAR filing of the Form 10-K.

  (b) Reports on Form 8-K.

     Form 8-K filed January 23, 1997

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 27, 1997.

                                          INTEGON CORPORATION

                                                   /s/ John C Head III
                                          By
                                            --------------------------------
                                             JOHN C HEAD III Chief Executive
                                              Officer (Principal Executive
                                                        Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 27, 1997.

             SIGNATURES                               TITLE

         /s/ Donald F. McKee           Senior Vice President Finance and
-------------------------------------   Administration and Chief Financial
           DONALD F. MCKEE              Officer (Principal Financial Officer)

         /s/ John C Head III           Chairman of the Board, Chief Executive
-------------------------------------   Officer (Principal Executive Officer)
           JOHN C HEAD III

        /s/ Lester L. Coleman          Director
-------------------------------------
          LESTER L. COLEMAN

       /s/ Charles H. Jamison          Director
-------------------------------------
         CHARLES H. JAMISON

                                       Director
-------------------------------------
          JOHN B. MCKINNON

                                       Director
-------------------------------------
           DEREK V. SMITH

     /s/ Frederick B. Whittemore       Director
-------------------------------------
       FREDERICK B. WHITTEMORE

        /s/ Ronald N. Zebeck           Director
-------------------------------------
          RONALD N. ZEBECK