Form 10-Q
period 1997-03-31
INTEGON CORP /DE/
filed 1997-05-15
CIK 878660

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997
                                                --------------
                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number             001-10997
                      ----------------------------------------------
                               INTEGON CORPORATION
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                 13-3559471
     -------------------------               ------------------------
  (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)                Identification No.)

           500 West Fifth Street, Winston-Salem, North Carolina 27152
          -----------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (910) 770-2000
          -----------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X               No
     ---

         As of April 30, 1997, there were 15,736,121 shares outstanding of Integon Corporation's Common Stock.

                      INTEGON CORPORATION AND SUBSIDIARIES


                               INDEX TO FORM 10-Q



PART I - FINANCIAL INFORMATION
                                                                        Page
                                                                       ------
Item 1.  Financial Statements.
     Balance Sheets - March 31, 1997 and December 31, 1996.........       3
     Statements of Operations - Three Months Ended March 31,
         1997 and 1996.............................................       4
     Statements of Cash Flows - Three Months Ended March 31,
         1997 and 1996.............................................       5
     Notes to Financial Statements.................................       6


Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations................      10


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.........................      18

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     INTEGON CORPORATION AND SUBSIDIARIES
                                BALANCE SHEETS
                                 (Unaudited)
                (Dollars in thousands, except per share data)

                                                                            March 31,          December 31,
                                                                              1997                 1996
                                                                          ------------         ------------
ASSETS
Investments:
Fixed maturities available for sale--at market
    (amortized cost $636,131 and $522,452) ...........................   $   625,104         $   521,311
Other long-term investments ..........................................         2,815               2,743
Short-term investments ...............................................         5,720                --
                                                                         -----------          -----------
                                                                             633,639             524,054
Cash and cash equivalents ............................................        27,816              43,838
Reinsurance receivable ...............................................       176,839             185,077
Premiums due and uncollected (less allowance for
    doubtful accounts of $5,282 and $5,282) ..........................       250,661             248,537
Prepaid reinsurance premiums .........................................        52,584              48,909
Accounts receivable, primarily financing receivables
   (less allowance for doubtful accounts of $1,398 and $1,112) .......        39,602              32,957
Accrued investment income ............................................         9,290               8,933
Deferred policy acquisition costs ....................................        52,215              55,106
Property and equipment (less accumulated depreciation
    of $12,705 and $10,808) ..........................................        70,303              68,271
Goodwill (less accumulated amortization of $14,648 and $13,885) ......       106,193             106,957
Deferred income taxes ................................................        29,328              22,044
Other assets .........................................................        31,807              12,116
                                                                         -----------         -----------
                                                                         $ 1,480,277         $ 1,356,799
                                                                         ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unearned premiums ....................................................   $   374,194         $   364,081
Loss and loss adjustment expenses payable ............................       523,554             478,031
Accrued expenses and other liabilities ...............................       149,007             104,536
Short-term debt ......................................................        10,000              44,000
Notes payable ........................................................       150,705             150,760
                                                                         -----------         -----------
                                                                           1,207,460           1,141,408
                                                                         -----------         -----------
Company-obligated mandatorily redeemable capital securities
  of subsidiary trust holding solely Integon Corporation
  Junior Subordinated Deferrable Interest Debentures .................       100,000                --
                                                                         -----------         -----------

STOCKHOLDERS' EQUITY
$3.875 Convertible Preferred Stock--$.01 par value
  per share, 1,437,500 shares authorized, issued and
  outstanding ........................................................            14                 14
Common Stock--$.01 par value per share, authorized--
  35,000,000 shares; issued--17,303,321 and
  17,271,707 shares ..................................................           173                173
Class A Non-Voting Common Stock--$.01 par value per
  share, authorized 20,000,000 shares; issued and
  outstanding--none ..................................................          --                 --
Additional paid-in capital ...........................................       147,891            147,891
Net unrealized depreciation of securities ............................        (7,080)              (700)
Retained earnings ....................................................        69,640            105,834
Treasury stock--at cost, 1,567,200 shares ............................       (37,821)           (37,821)
                                                                           ----------         ----------
                                                                             172,817             215,391
                                                                           ----------         ----------
                                                                           $1,480,277         $1,356,799
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

                                    INTEGON CORPORATION AND SUBSIDIARIES
                                          STATEMENTS OF OPERATIONS
                                                 (Unaudited)
                                    (In thousands, except per share data)

                                                                             Three Months Ended
                                                                                March 31,
                                                                          ----------------------
                                                                             1997         1996
                                                                          ---------    ---------
REVENUES
Net premiums written ..................................................   $ 202,554    $ 194,262
                                                                          =========    =========

Premiums earned .......................................................   $ 196,117    $ 164,815
Net investment income .................................................       9,043        7,753
Net realized investment gains (loss) ..................................        (481)       2,077
Other income ..........................................................       4,540        4,175
                                                                          ---------    ---------
                                                                            209,219      178,820
BENEFITS AND EXPENSES
Loss and loss adjustment expenses .....................................     199,238      130,558
Policy acquisition and other underwriting expenses ....................      51,143       34,971
Other expenses ........................................................       4,747        4,049
Amortization of goodwill ..............................................         764          769
Interest expense ......................................................       3,767        3,631
                                                                          ---------    ---------
                                                                            259,659      173,978
                                                                          ---------    ---------
INCOME (LOSS) FROM OPERATIONS BEFORE FEDERAL
INCOME TAX (BENEFIT) AND DISTRIBUTIONS ON
CAPITAL SECURITIES OF SUBSIDIARY TRUST                                      (50,440)       4,842
Federal income tax (benefit) ..........................................     (18,042)       1,457
                                                                          ---------    ---------
Income (loss) before distributions on capital
securities of subsidiary ..............................................     (32,398)       3,385
Distributions on capital securities of
subsidiary trust, net of federal income
tax benefit of $533 ...................................................        (990)        --
                                                                          ---------    ---------
     NET INCOME (LOSS) ................................................     (33,388)       3,385
Preferred stock dividends .............................................       1,393        1,393
                                                                          ---------    ---------
Net income (loss) available to common shareholders ....................   $ (34,781)   $   1,992
                                                                          =========    =========
EARNINGS PER COMMON SHARE
Primary ...............................................................   $   (2.21)   $     .13
                                                                          =========    =========
Fully diluted .........................................................   $   (2.21)   $     .13
                                                                          =========    =========
Weighted average common shares outstanding:
  Primary .............................................................      15,736       15,903
                                                                          =========    =========
  Fully diluted .......................................................      15,736       15,903
                                                                          =========    =========
Dividends declared per share ..........................................   $     .09    $     .09
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

                                      INTEGON CORPORATION AND SUBSIDIARIES
                                            STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                 (In thousands)

                                                                     Three Months Ended
                                                                           March 31,
                                                                 -------------------------
                                                                    1997            1996
                                                                 ----------     ----------
Cash Flows from Operating Activities
Net income (loss) ............................................   $ (33,388)   $   3,385

Adjustments to reconcile net income to net cash provided
   by operating activities:
     Net realized investment (gains) losses ..................         481       (2,077)
     Depreciation and amortization ...........................       2,769        2,242
     Net amortization of discounts and premiums ..............         255          170
     Provision for deferred federal income taxes (benefit) ...      (3,849)         281
     Net decrease in reinsurance assets ......................       4,563       11,409
     Increase in premiums due and uncollected ................      (2,124)     (20,953)
     Net (increase) decrease in deferred policy acquisition
        costs ................................................       2,891       (5,454)
        Net increase in accounts and notes receivable,
           accrued investment income and other assets ........     (11,198)      (4,199)
     Increase in unearned premiums ...........................      10,113       27,442
     Increase in loss and loss adjustment expenses payable ...      45,523        6,008
        Net increase in accrued expenses and other liabilities      15,705       10,192
                                                                 ---------    ---------

        Net cash flows provided by operating activities
        from continuing operations ...........................      31,741       28,446
                                                                 ---------    ---------
Cash Flows from Investing Activities
Investment securities sold ...................................     267,386      112,247
Investment securities matured, called or redeemed ............       4,276        2,917
Investment securities purchased ..............................    (395,725)    (126,684)
Other, net ...................................................          10         (727)
                                                                 ---------    ---------
     Net cash flows used in investing activities .............    (124,053)     (12,247)
                                                                 ---------    ---------
Cash Flows from Financing Activities
Net increase (decrease) in short-term debt ...................     (34,000)       2,000
Proceeds from Company-obligated mandatorily redeemable
     capital securities of subsidiary trust ..................     100,000         --
Common stock dividends .......................................      (1,415)      (1,415)
Preferred stock dividends ....................................      (1,393)      (1,393)
Decrease in notes payable ....................................         (55)         (72)
Increase in book cash overdrafts .............................      13,153        3,405
                                                                 ---------    ---------
    Net cash flows provided by financing activities ..........      76,290        2,525
                                                                 ---------    ---------
Net increase (decrease) in cash and cash equivalents .........     (16,022)      18,724
    Cash and cash equivalents at beginning of period .........      43,838       21,046
                                                                 ---------    ---------
Cash and cash equivalents at end of period ...................   $  27,816    $  39,770
                                                                 =========    =========

Supplemental Disclosures of Cash Flows Information
Interest paid during the period ..............................   $   3,421    $   3,274
Federal income taxes paid during the period ..................        --            950

        The accompanying notes are an integral part of these statements.

                      INTEGON CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997

                                   (Unaudited)

Note 1 - Accounting Policies

The  accompanying   unaudited   consolidated  financial  statements  of  Integon
Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim periods.

In the opinion of management, these financial statements include all adjustments, including all normal recurring accruals, necessary for a fair presentation of the consolidated financial position at March 31, 1997 and December 31, 1996 and the consolidated results of operations and cash flows for the periods ended March 31, 1997 and 1996.

The operating results for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.

Note 2 - Financing Activity

On February 10, 1997, Integon Capital I, a newly created wholly-owned subsidiary trust of the Company, issued $100.0 million of 10 3/4% capital securities due February 15, 2027 (the "Capital Securities"), the proceeds of which were invested in 10 3/4% junior subordinated debentures of the Company due February 15, 2027.

The sole asset of Integon Capital I consists of $103.1 million of 10 3/4% junior subordinated debentures of Integon Corporation due February 15, 2027. The obligations of Integon Capital I under the Capital Securities, are fully and unconditionally guaranteed by the Company.

Holders of the Capital Securities are entitled to receive preferential cumulative cash distributions accruing from the date of original issuance and payable semi-annually in arrears on February 15 and August 15 of each year, commencing August 15, 1997, at the annual rate of 10 3/4% of the liquidation amount of

$1,000 per Capital Security. The distribution rate and the distribution payment dates and other payment dates for the Capital Securities will correspond to the payments and payment dates on the junior subordinated debentures of Integon Corporation. Distributions on the Capital Securities are deferrable at the Company's option for up to five years. The Company, subject to certain exceptions, may not pay dividends on its capital stock during such deferral periods.

For financial reporting purposes, Integon Capital I is treated as a subsidiary of the Company and, accordingly, its accounts are included in the consolidated financial statements of the Company. The Capital Securities are presented in the consolidated balance sheet of the Company as a separate line item directly above stockholders' equity under the caption "Company-obligated mandatorily redeemable capital securities of subsidiary trust holding solely Integon Corporation junior subordinated deferrable interest debentures." The Company records distributions payable on the Capital Securities as "Distributions on capital securities of subsidiary trust" in its consolidated statement of income.

The Company paid $10.75 million of the proceeds from the transaction into a reserve account which will be used to pay the first two interest payments on the Capital Securities. The remaining net proceeds to the Company were used to contribute $50.0 million to the domestic insurance subsidiaries in the form of certificates of contribution bearing interest at 10 3/4% per annum, not compounded, reduce the Company's short-term debt by $32.0 million and for general corporate purposes.

Underwriting fees and other costs of $4.0 million relating to the issuance of the Capital Securities have been deferred. Such costs are being amortized using the interest-rate method.

Note 3 - Stock Option and Incentive Plans

At March 31, 1997, the Company had two stock-based compensation plans, which are described below. The Company applies APB 25 and related Interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized for stock options issued under either the 1992 Stock Option Plan or the Amended and Restated Omnibus Long-Term Performance Incentive Compensation Plan. Had compensation cost for stock-based compensation under these two plans been determined consistent with Statement of Financial Accounting Standards ("SFAS") Number 123, the Company's net income and earnings per share on a pro forma basis for the three months ended March 31, would have been as follows:

                                                              1997         1996
                                                              ----         ----
     Pro forma net income...............................  $  (33,607)   $ 3,291
     Pro forma primary earnings per share...............     $ (2.22)    $  .12
     Pro forma fully diluted earnings per share.........     $ (2.22)    $  .12

Note 4 - Earnings per Share

In February 1997, the Financial Accounting Standards Board issued SFAS 128 "Earnings per Share" ("SFAS 128") which changes the method of calculating earnings per share. SFAS 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share on the face of the income statement. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. The statement is effective for financial statements for periods ending after December 31, 1997, and early adoption is not permitted. The pro forma basic earnings per share and diluted earnings per share calculated in accordance with SFAS 128 for the three months ended March 31, are as follows:
                                                           1997           1996
                                                           ----           ----

     Pro forma basic earnings per share..............     $(2.21)         $.13
     Pro forma diluted earnings per share............     $(2.21)         $.13

Note 5 - Loss and Loss Adjustment Expenses Payable

Loss and loss adjustment expenses payable represent the estimated liability on claims reported to the Company plus reserves for claims incurred but not yet reported and the estimated settlement expenses related to these claims. The liabilities for claims and related settlement expenses are determined using "case basis" evaluations and statistical analysis and represent estimates of the ultimate net cost of all losses incurred through the balance sheet date. Although considerable variability is inherent in such estimates, management believes that the liabilities for unpaid claims and related settlement expenses are adequate; however, there can be no assurance that future adjustments to loss and loss adjustment expenses payable will not be required. The estimates are reviewed by management and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations.

During the three months ended March 31, 1997, the Company increased loss and loss adjustment expense payable by $42.0 million. This increase was primarily related to automobile liability coverages.

Note 6 - Subsequent Events

On April 28, 1997, Integon Corporation announced that an investment banker will be retained to review all strategic alternatives available, including the sale of the Company, after recording a loss of $2.21 per share for the quarter ended March 31, 1997.

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

General

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes on pages 3 through 9 of this Quarterly Report on Form 10-Q. The reader is presumed to have read or have access to Integon Corporation's 1996 Annual Report on Form 10-K.

Results of Continuing Operations

Three Months Ended March 31, 1997 ("1997") Compared with Three Months Ended March 31, 1996 ("1996")

     Net premiums written increased 4.3% from $194.3 million in 1996 to $202.6 million in 1997. Price increases taken during the fourth quarter of 1996 and the first quarter of 1997 have had the effect of slowing premium growth. Nonstandard automobile insurance net premiums written increased from $176.8 million in 1996 to $180.2 million in 1997 or 1.9% due primarily to growth in the Company's more mature operating states. Specialty auto products net premiums written increased 47.3% from $11.0 million in 1996 to $16.2 million in 1997. Premiums earned on all lines of business increased 19.0% from $164.8 million in 1996 to $196.1 million in 1997 and reflects primarily the increase in net premiums written during 1996 compared to 1995.

     Loss and loss adjustment expenses increased 52.6% from $130.6 million in 1996 to $199.2 million in 1997. The loss ratio, defined as loss and loss adjustment expenses as a percentage of premiums earned, increased from 79.2% in 1996 to 101.6% in 1997 due primarily to an increase to loss reserves of $42.0 million following a comprehensive review and analysis by the Company's actuarial staff and independent consulting actuaries. During the first quarter of 1997, the Company experienced greater than anticipated physical damage loss activity related to the 1996 accident year. Furthermore, after an in-depth review, the Company determined that reserves primarily related to automobile liability coverages needed to be strengthened.

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations. (continued)

     The Company's estimate of loss reserves, including reserves for claims incurred but not reported, are subject to variability and, accordingly may develop differently than projected. These estimates are reviewed by management and, as adjustments to these liabilities become necessary such adjustments are reflected in current operations.

     Policy acquisition and other underwriting expenses increased $16.1 million from $35.0 million in 1996 to $51.1 million in 1997. The expense ratio, defined as policy acquisition and other underwriting expenses as a percentage of premiums earned, increased from 21.2% in 1996 to 26.1% in 1997. The increase in the expense ratio was due primarily to a write-off of deferred policy acquisition costs of $3.7 million due to the increase in the loss ratio for accident year 1996 and due to an increase in personnel-related and other information systems costs. Such costs were incurred primarily to enhance the Company's operations, and also included expenditures for modifications necessary to accommodate the Year 2000.

     Net investment income increased 16.6% from $7.8 million in 1996 to $9.0 million in 1997 as a result of the $108.7 million increase in average invested assets. This higher level of invested assets was partially offset by lower yields. The pre-tax yield of the portfolio was 5.9% in 1997 compared to 6.1% in 1996. The percentage of cash and invested assets invested in tax-exempt securities was 21.2% and 21.3% in 1997 and 1996, respectively. In addition to the variances discussed above, there were pre-tax net realized investment losses of $.5 million in 1997 compared to pre-tax net realized investment gains of $2.1 million in 1996.

     Other income less other expenses decreased from income of $.1 million in 1996 to an expense of $.2 million in 1997 due primarily to a decline in premium finance income.

     Interest expense increased 3.8% from $3.6 million in 1996 to $3.8 million in 1997 due to increased short-term borrowings.

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.  (Continued)

         Federal income taxes decreased $19.5 million from $1.5 million tax expense in 1996 to an $18.0 million tax benefit in 1997 due to a loss from operations before federal income tax. The effective tax rate increased from 30.1% in 1996 to 35.8% in 1997 due primarily to the underwriting loss in 1997.

         The deferred tax asset in the amount of $29.3 million has not been reduced by a valuation allowance. Based on available information, the Company has concluded it is more likely than not that all of the deferred tax asset will be realized. In evaluating the need for a valuation allowance, refunds available for carryback of losses to offset taxable income in prior years were considered as well as future taxable income.

         Distributions on capital securities of subsidiary trust resulted in an after-tax charge of $.9 million in 1997, representing the Company's minority interest in the earnings of Integon Capital I, a single-purpose wholly-owned subsidiary trust. The charge is due to the obligations incurred by Integon Capital I on the Capital Securities issued February 10, 1997. See Note 2.

         Net income decreased $36.8 million from $3.4 million in 1996 to a loss of $33.4 million in 1997.

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.  (continued)

Analysis of Financial Condition
         Information regarding the Company's investment portfolio at March 31, 1997 is as follows:

                                                            March 31, 1997
Type/Ratings of Investments (1)                Carrying Amount (2)    Percentage
-------------------------------                -------------------    ----------
                                                 (in thousands)
Fixed maturities:
    Government and agencies................       $158,741               24.0%
    Aaa                                            173,934               26.3%
    Aa  ...................................         79,772               12.1%
    A (3)..................................        199,863               30.2%
    Baa                                             10,266                1.6%
                                                  --------              -----
        Total investment grade.............        622,576               94.2%
    Below investment grade.................          2,528                0.4%
                                                  --------              -----
        Subtotal...........................        625,104               94.6%
Other long-term investments................          2,815                0.4%
Short-term investments.....................          5,720                0.9
Cash and cash equivalents..................         27,816                4.1
                                                  --------              -----
        Total invested assets..............       $661,455              100.0%
                                                  ========              =====


(1) The ratings set forth above are based on the ratings, if any, assigned by Moody's Investors Service, Inc. ("Moody's"). If Moody's ratings were unavailable, the equivalent ratings supplied by Standard & Poor's Corporation ("S&P") or the National Association of Insurance Commissioners ("NAIC") were used where available. The percentage of rated securities that were not assigned a rating by Moody's at March 31, 1997 was 6.5%.

(2) Carrying amount is estimated market value for fixed maturities available for sale.

(3) The "A" category includes $17.7 million of securities which were not rated by Moody's or S&P, but were rated "1" by the NAIC.

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. (continued)

Liquidity and Capital Resources

         Sources of Funds. The Company's major sources of operating funds have been (i) dividends from its subsidiaries, (ii) reimbursements of costs and expenses in connection with the management agreement among the Company and its subsidiaries pursuant to which the Company provides certain services to such subsidiaries, (iii) tax sharing payments from the operating subsidiaries of the Company and (iv) borrowings under credit facilities. The Company files a consolidated federal income tax return including its subsidiaries and receives payments pursuant to a tax sharing agreement among the Company and its subsidiaries. Taxes are computed for each subsidiary and paid to the Company as if such subsidiary were filing a tax return on a stand-alone basis, thereby providing additional funds to the Company, because the aggregate of such payments generally exceeds taxes to be paid by the Company on a consolidated basis. These sources are expected to be available for future needs except for dividends from the Company's subsidiaries. Dividends will be retained by the subsidiaries as needed. The Company's insurance subsidiaries are limited as to the amount of ordinary dividends they may pay (see "Regulation" below). In addition, in determining the ability of its subsidiaries to pay dividends, the Company monitors its subsidiaries' operating leverage based on the level of net premiums written to statutory surplus. Currently, the Company seeks to maintain its subsidiaries' ratio of net premiums written to statutory surplus at a level of approximately 3.0x in accordance with industry standards. The ratio was 3.07x for the twelve months ended March 31, 1997. On February 13, 1997, Integon Corporation contributed $50.0 million to the domestic insurance subsidiaries in the form of certificates of contribution. Interest on the certificates accrues at the rate of 10 3/4% per annum, not compounded, and is due and payable semiannually to the extent funds exist pursuant to regulatory requirements.

As of March 31, 1997, Integon Corporation, the parent company, had approximately $2.5 million of cash and cash equivalents that were available for general corporate purposes, including debt service, dividend payments and working capital. The Company believes that the sources of funds available to it, including the

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. (continued)


$75.0 million committed credit facility described in "Financing Activities" below, are and will be sufficient to satisfy its short-term needs.

The principal sources of funds for the Company's subsidiaries are net premiums collected, proceeds from investment income and from investments that have been sold, matured or repaid and premium financing revenues.

On a consolidated basis, net cash flows provided by operating activities for the three months ended March 31, 1997 and 1996 were $31.7 million and $28.4 million, respectively. Based on the Company's current financial plans, management believes that its subsidiaries will continue to realize positive cash flows from their operating activities and that the operating liquidity needs of such subsidiaries can be funded from such cash flow. Statements concerning cash flows look forward in time. The following important factors, among others, could cause actual cash flows to differ materially from those set forth in the above forward looking statement: claims frequency, claims severity, severe adverse weather conditions, the cost of automobile repair, economic activity, competitive pricing, and the regulatory environment in which the Company operates.

         Uses of Funds. The Company's principal uses of funds are the payment of corporate operating expenses, taxes, debt service and dividends on Common and Preferred Stock. During the first quarter of 1997, the Company contributed $50.0 million of capital in the form of certificates of contribution to the insurance subsidiaries to maintain the ratio of net premiums written to statutory surplus at a level of 3.0x.

The principal uses of funds of the Company's subsidiaries are the payment of claims on insurance policies, the payment of operating expenses, the payment of interest on the certificates of contribution, distributions on the Capital Securities, purchase of investments, tax sharing payments and dividends to the Company.

The Company and its subsidiaries have no material commitments for capital expenditures.

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. (continued)


         Financing Activities: The Company has a committed credit facility of $75.0 million. The interest rate charged on this credit facility is based on the bids of the participating lenders and in the case of Eurodollar loans a margin percentage ranging from .55% to .675% is added. The facility fee ranges from
 .20% to .35% of the total amount of the facility.

On February 10, 1997, Integon Capital I issued $100.0 million of 10 3/4% capital securities due February 15, 2027, the proceeds of which were invested in 10 3/4% junior subordinated debentures of the Company, due February 15, 2027. See Note 2 of Notes to Financial Statements.

         Investments. In accordance with the Company's investment policy, the Company's investments at March 31, 1997 consisted primarily of investment-grade securities (rated Baa or better by Moody's Investor Services, Inc. or the equivalent). Consolidated cash and cash equivalents at March 31, 1997 amounted to $27.8 million, or 4.1% of total cash and invested assets.

Management has determined that the entire fixed maturity portfolio should be classified as "available for sale". Fixed maturity securities classified as "available for sale" are carried at estimated market value. The market value and amortized cost of all fixed maturity securities at March 31, 1997 were $625.1 million and $636.1 million, respectively.

Management believes that the securities in the Company's investment portfolio at March 31, 1997 are readily marketable.

         Regulation. Insurance laws and regulations impose certain restrictions on the amount of dividends that may be paid by insurance companies. The maximum amount of ordinary dividends that a North Carolina domiciled property and casualty insurance company may pay at any point in time without regulatory approval is the lesser of (a) 10% of the policyholders' statutory surplus of such property and casualty insurance company as of the preceding December 31 or
(b) the statutory net income of such property and casualty insurance company for the preceding calendar year, less the amount of dividends paid during the

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. (continued)


preceding 12 months. The Company's insurance subsidiaries have made no payments of ordinary dividends during the twelve months ended March 31, 1997. Dividends will be retained by the subsidiaries as needed.

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

Item 6.         Exhibits and Reports on Form 8-K.

a.  Exhibits

                                                           Filed Herewith (*),
                                                          Nonapplicable (NA), or
                                                  Incorporated by Reference from
                                                  -----------------------------
                                                                    Integon
Exhibit                                                          Registration
Number                                                Exhibit   No. or Report
-------                                               -------   --------------

 10.1    Letter Agreement entered into between            *            NA
         the Company and Steven C. Andrews dated
         February 13, 1997 regarding severance

 10.2    Letter Agreement entered into between            *            NA
         the Company and Donald F. McKee dated
         February 13, 1997 regarding severance

 10.3    Form of Letter Agreement entered into            *            NA
         between the Company and each of John B.Yorke, Arthur S. Lyon, Jr., Brian T. Sheekey,
         John C. Beattie and Kenneth J. Jakubowski dated February 13, 1997 regarding severance

 10.4    Amendment No. 2 to the Integon Corporation       *            NA
         1992 Stock Option Plan

 10.5    Integon Corporation Amended and Restated         *            NA
         Omnibus Long-Term Performance Incentive
         Compensation Plan

 10.6    Amendment No. 1 to the Integon Corporation       *            NA
         Amended and Restated Omnibus Long-Term
         Performance Incentive Compensation Plan

Item 6.         Exhibits and Reports on Form 8-K. (continued)

a.       Exhibits

                                                        Filed Herewith (*),
                                                       Nonapplicable (NA), or
                                                  Incorporated by Reference from
                                                  -----------------------------
                                                                     Integon
Exhibit                                                           Registration
Number                                              Exhibit       No. or Report
-------                                             -------       -------------

10.7     Integon Corporation Executive
         Salary Deferral Plan                        *                NA

10.8     Integon Corporation Severance Policy        *                NA

10.9     Integon Corporation Amended and             *                NA
         Restated Annual Incentive Award Plan

11.1     Computation of Earnings per Share           *                NA

27       Financial Data Schedule                     *                NA


b.       Reports on Form 8-K.

The following reports on Form 8-K were filed during the quarter ended March 31, 1997.

Filing Date             Item No.        Description
-----------            ----------       -----------

January 23, 1997           5            Other Events. Copy of press release
                                        concerning fourth  quarter 1996 results.


January 29, 1997           5            Other Events.  Securities offering by
                                        Integon Capital I.


January 31, 1997           5            Other Events.  Rights Agreement.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               INTEGON CORPORATION



May 15, 1997                   /s/ Brian T. Sheekey
                                   ----------------
                                   Brian T. Sheekey
                                   (Duly Authorized Officer
                                   and Principal Accounting Officer)

                                INDEX TO EXHIBITS


                                                  Filed Herewith (*),
                                                Nonapplicable (NA), or
                                           Incorporated by Reference from
                                           -------------------------------------
                                                     Integon
Exhibit                                              Registration     Sequential
Number                                    Exhibit    No. or Report   Page Number
-------                                 ---------    -------------   -----------

10.1   Letter Agreement entered into         10.1           *
       between the Company and Steven
       C. Andrews dated February 13,
       1997 regarding severance

10.2   Letter Agreement entered into         10.2           *
       between the Company and Donald
       F. McKee dated February 13,
       1997 regarding severance

10.3   Form of Letter Agreement              10.3           *
       entered into between the Company
       and each of John B. Yorke,
       Arthur S. Lyon,Jr., Brian T.
       Sheekey, John C Beattie, and
       Kenneth J. Jakubowski dated
       February 13, 1997 regarding severance

10.4   Amendment No. 2 to the Integon        10.4           *
       Corporation 1992 Stock Option Plan

10.5   Integon Corporation Amended and       10.5           *
       Restated Omnibus Long-Term
       Performance Incentive
       Compensation Plan

10.6   Amendment No. 1 to the Integon        10.6           *
       Corporation Amended and Restated
       OmnibusLong-Term Performance
       Incentive Compensation Plan

                                                  Filed Herewith (*),
                                                Nonapplicable (NA), or
                                           Incorporated by Reference from
                                           -------------------------------------
                                                     Integon
Exhibit                                              Registration     Sequential
Number                                    Exhibit    No. or Report   Page Number
-------                                 ---------    -------------   -----------

10.7   Integon Corporation Executive        10.7            *
       Salary Deferral Plan

10.8   Integon Corporation                  10.8            *
       Severance Policy

10.9   Integon Corporation Amended          10.9            *
       and Restated Annual
       Incentive Award Plan

11.1   Computation of Earnings              11.1            *
       Per Share

27     Financial Data Schedule

                                  Exhibit 10.1

February 13, 1997


Mr. Steven C. Andrews
Integon Corporation
500  West Fifth Street
Winston-Salem, North Carolina  27152

Dear Mr. Andrews:

     Integon Corporation, a Delaware corporation (the "Company"), considers the establishment and maintenance of a sound and vital management to be essential to protecting and enhancing the best interest of the Company and its shareholders. Accordingly, the Board of Directors of the Company (the "Board") has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the management of the Company to their assigned duties without distraction in circumstances arising from the possibility of a termination in your employment.

     This letter agreement, which has been approved by the Board sets forth the severance benefits which the Company agrees will be provided to you in the event your employment with the Company is terminated.

     1. Agreement to Provide Services; Right To Terminate.

     (i) Except as otherwise provided in paragraph (ii) below, the Company or you may terminate your employment at any time, subject to the Company's providing the benefits hereinafter specified in accordance with the terms hereof.
     (ii) In the event a tender offer or exchange offer is made by a Person (as hereinafter defined) for more than 50% or more of the combined voting powers of the Company's then outstanding voting securities ordinarily having the right to vote at elections of directors ("Voting Securities"), including shares of common stock, par value of $0.01 per share, of the Company, or in the event that the Company enters into negotiations with respect to a merger, consolidation, or other acquisition of the Company, or of all or substantially all of the Company's assets, with a Person, you agree that you will not leave the employ of the Company (other than as a result of Disability, as such term is hereinafter defined) and will render the services contemplated in the recitals to this Agreement until such tender offer, exchange offer, merger, consolidation, or acquisition has been abandoned or terminated or a change in control of the Company, as defined in Section 3 hereof, has occurred. For purposes of this Agreement, the term "Person" shall mean and include any individual, corporation, partnership, group, association or other "person", as such term is used in
Section 14(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), other than the Company, a subsidiary of the Company, or any employee benefit plan(s) sponsored by the Company.

     2. Term of Agreement. This Agreement shall commence on the date hereof and shall continue in effect until December 31, 1997; provided, however, that commencing on January 1, 1998 and each January 1 thereafter, the term of this Agreement shall automatically be extended for one additional year unless at least 90 days prior to such January 1st date, the Company or you shall have given notice that this Agreement shall not be extended; and provided, further, that this Agreement shall continue in effect for a period of twenty-four (24) months beyond the term provided herein if a change in control of the Company, as defined in Section 3 hereof, shall have occurred during such term.

     3. Change in Control. For purposes of this Agreement, a "change in control" of the Company shall mean a change in control of a nature that would be required to be reported in response to Item 1(a) of the Current Report on Form 8-K, as in effect on the date hereof, pursuant to Section 13 or 15(d) of the Exchange Act; provided that, without limitation, such a change in control shall be deemed to have occurred at such time as (a) any Person is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of 50% or more of the combined voting power of the Company's Voting Securities; (b) the Company is merged or consolidated with another corporation, and as a result of such merger or consolidation, less than 50% of the outstanding voting securities of the surviving or resulting corporation shall then be owned in the aggregate by the former stockholders of the Company, (c) the Company transfers substantially all of its assets to another corporation or entity which is not a wholly owned subsidiary of the Company; or (d) individuals who constitute the Board on the date hereof (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least three quarters of the directors comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director, without objection to such nomination) shall be, for purposes of this clause (d), considered as though such person were a member of the Incumbent Board.

     4. Termination Following Change in Control. If any of the events described in Section 3 hereof constituting a change in control of the Company shall have occurred, you shall be entitled to the benefits provided in paragraph (iv) and
(v) of Section 5 hereof upon the termination of your employment within twenty-four (24) months after such event, unless such termination is (a) because of your death or (b) by the Company for Cause or Disability (as all such capitalized terms are hereinafter defined).

     (i) Disability. Termination of your employment based on "Disability" shall mean termination because of your absence from your duties with the Company and determined pursuant to the provisions of the long-term disability plan in effect at the time such termination occurs.

     (ii) Cause. Termination by the Company of your employment for "Cause" shall mean termination upon (a) the willful and continued failure by you to perform substantially all of your duties with the Company (other than any such failure resulting from your incapacity due to physical or mental illness) after a demand for substantial performance is delivered to you by the Chairman of the Board or the Chief Executive Officer of the Company which specifically identifies the manner in which you have not substantially performed your duties, or (b) the willful engaging by you in illegal conduct which is materially and demonstrably injurious to the Company. For purposes of this paragraph (ii), no act, or failure to act, on your part shall be considered "willful" unless done, or omitted to be done, by you in bad faith and without reasonable belief that your action or omission was in, or not opposed to, the best interests of the Company. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, by you in good faith and in the best interests of the corporation. It is also expressly understood that your attention to matters not directly related to the business of the Company shall not provide a basis for termination for Cause so long as the Board has approved your engagement in such activities. Notwithstanding the foregoing, you shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to you a copy of a resolution duly adopted by the affirmative vote of not less than three quarters of the entire membership of the Board at a meeting called and held for the purpose (after reasonable notice to you and an opportunity for you, together with your counsel, to be heard before the Board), finding that in the good faith opinion of the Board you were guilty of the conduct set forth above in (a) or (b) of this paragraph (ii) and specifying the particulars thereof in detail.

     5. Compensation Upon Termination.

     (i) If your employment is terminated as a result of your Disability, the Company shall continue to pay you your base salary for a period of twenty-four
(24) months following the date of your termination, at the rate in effect just prior to your Disability. Notwithstanding the foregoing, the obligation to pay such amount shall be offset by the amount, if any, you may be entitled to receive under the Company's long term disability plan. Provided further, that nothing set forth herein is intended to otherwise reduce any benefits that you may be entitled to receive under the Company's long term disability plan.

     (ii) If your employment shall be involuntarily terminated by the Company (excluding termination for Cause and termination after a change in control subject to paragraph (iv) hereof) the Company shall pay you an amount equal to your base salary for eighteen (18) months at the rate in effect just prior to the date of termination, such amount being paid in equal semi-monthly payments over the 18 month period following the date of your termination. The Company also shall pay you an amount in cash equal to 100% of the Performance Award under Article 8 of the Amended and Restated Integon Corporation Omnibus Long-Term Performance Incentive Compensation Plan ("Omnibus Plan") that would have been payable for the calendar year in which your termination occurs, assuming that the performance goal for the year had been attained at a level of 100% (the "targeted bonus amount"). Such amount shall be payable in equal semi-monthly installments over the 18 month period following the date of your termination. Further, the Company shall pay you for the period ending 18 months after the date of your termination any benefits that may be due to you under any benefit plan, program or policy of the Company intended to benefit employees (hereinafter referred to as "Plans") except other severance pay plans.

     (iii) If you voluntarily terminate your employment, the Company shall pay you your salary through the date of termination at the rate in effect just prior to the date of termination and shall pay you for all earned but unused vacation as of the date of termination. Thereupon the Company shall have no further obligations to you under this Agreement.

     (iv) Subject to Section 8 hereof, if, within twenty-four (24) months after a change in control of the Company shall have occurred, as defined in Section 3 above, your employment shall be terminated (other than as a result of your death) (a) by the Company other than for Cause or Disability, or (b) voluntarily by you, then, you shall be entitled, without regard to any contrary provisions of any Plans, to the benefits as provided below:

     (A) the Company shall pay your base salary through the date of termination at the rate in effect just prior to the date of your termination or the rate in effect immediately prior to the change in control, whichever is higher, plus any benefits or awards (including both the cash and stock components) which pursuant to the terms of any Plans have been earned or become payable, but which have not yet been paid to you (including amounts which previously had been deferred at your request); and

     (B) as severance pay and in lieu of any further salary for periods subsequent to the date of termination, the Company shall pay to you an amount in cash equal to the lesser of 1 1/2 times your base salary and any targeted bonus amount (except to the extent the targeted bonus amount has already been paid pursuant to the change in control provisions of the Omnibus Plan) or 2.99 times your "annualized includible compensation for the base period" minus any parachute (as defined in Section 280G(d) (1) of the Internal Revenue code of 1986 (the "Code") payable one-third at the time of termination, one-third at the end of twelve (12) months following the date of your termination, and one-third at the end of eighteen (18) months following the date of your termination. The Company shall also pay you the value of the non-compete set forth in subparagraph (v) below.

     (v) Except as otherwise provided herein, the amount of any payment provided for in this Section 5 shall not be reduced, offset or subject to recovery by the Company by reason of any compensation earned by you as the result of employment by another employer after the date of your termination, or otherwise. Notwithstanding the foregoing, you agree for a period of eighteen (18) months after the date of your termination in connection with a change in control, that you will not, as individual, proprietor, partner, joint venturer, shareholder (other than in a publicly traded company, provided that you do not own more than 3% of the securities of such company), investor, consultant, advisor, broker, director, officer, agent, employee, trustee, beneficiary or in any other capacity whatsoever, directly or indirectly engage in, or participate with any other person or entity to engage in, any business or activity, whether consisting of a single transaction, or a series of transactions or continuous activity, similar to or competitive with the primary business or activity in which the Company engages during the term of this Agreement and in consideration for such non-competition agreement by you, the Company shall pay you $846,150, payable one-third six months after the date of your termination, one-third 12 months after the date of your termination and one-third 18 months after the date of your termination; provided, however that should you engage in any such business or activity, the Company's sole remedy therefor shall be termination of your payment rights under this paragraph 5, which obligation shall be deemed released and discharged on the date that you first engage in any such business or activity.

     6. Successors; Binding Agreement.

     (i) Upon your written request, the Company will seek to have any Successor (as hereinafter defined), by agreement in form and substance satisfactory to you, assent to the fulfillment by the Company of its obligations under this Agreement. "Successor" shall mean any Person that succeeds to, or has the practical ability to control (either immediately or with the passage of time), the Company's business directly, by merger or consolidation, or indirectly, by purchase of the Company's Voting Securities or otherwise.

     (ii) This Agreement shall inure to the benefit of and be enforceable by your personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If you should die while any amount would still be payable to you hereunder if you had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to your devisee, legatee or other designee or, if there be no such designee, to your estate.

     7. Fees and Expenses. The Company shall pay all legal fees and related expenses incurred by you as a result of (i) your termination following a change in control of the Company (including all such fees and expenses, if any, incurred in contesting or disputing any such termination or incurred by you in seeking advice with respect to the matters set forth in Section 8 hereof) or
(ii) your seeking to obtain or enforce any right or benefit provided by this Agreement.

     8. Taxes.

     (i) All payments to be made to you under this Agreement will be subject to required withholding of federal, state and local income and employment taxes.

     (ii) Notwithstanding anything in the foregoing to the contrary, if any of the payments provided for in this Agreement, together with any other payments which you have the right to receive from the Company, would constitute a "parachute payment" (as defined in Section 280G(b)(2) of the Code), the payments pursuant to this Agreement shall be reduced (reducing first the payments under Section 5(iv)(B)) to the largest amount as will result in no portion of such payments being subject to the excise tax imposed by Section 4999 of the Code.

     9. Survival. The respective obligations of, and benefits afforded to, the Company and you as provided in Sections 5, 6(ii), 7, 8, 13 and 14 of this Agreement shall survive termination of this Agreement.

     10. Notice. For the purposes of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid and addressed, in the case of the Company, to the address set forth on the first page of this agreement or, in the case of the undersigned employee, to the address set forth below his signature, provided that all notices to the Company shall be directed to the attention of the President of the Company, with a copy to the Secretary of the Company, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon receipt.

     11. Miscellaneous. No provision of this Agreement may be modified, waived or discharged unless such modification, waiver or discharge is agreed to in a writing signed by you and by the General Counsel (or in the case of the General Counsel, the President) of the Company. No waiver by either party hereto at any time of any breach by the other party hereto of, or of compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of North Carolina.

     12. Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

     13. Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in North
Carolina by three arbitrators in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrators' award in any court having jurisdiction; provided, however, that you shall be entitled to seek specific performance of your right to be paid until the date of your termination during the pendency of any dispute of controversy arising under or in connection with this Agreement. The Company shall bear all costs and expenses arising in connection with any arbitration proceeding pursuant to this Section 13.

     14. Employee's Commitment. You agree that subsequent to your period of employment with the Company, you will not at any time communicate or disclose to any unauthorized person, without the written consent of the Company, any proprietary processes of the Company or any subsidiary of the Company or other confidential information concerning their business, affairs, products, supplies or customers which, if disclosed, would have a material adverse effect upon the business or operations of the Company and its subsidiaries, taken as a whole; it being understood, however, that the obligations of this Section 14 shall not apply to the extent that the aforesaid matters (a) are disclosed in circumstances where you are legally required to do so or (b) become generally known to and available for use by the public otherwise than by your wrongful act or omission.

     15. Related Agreements. To the extent that any provision of any other agreement between the Company, or any of its subsidiaries, and you shall limit, qualify or be inconsistent with any provision of this Agreement, then for purposes of this Agreement, while the same shall remain in force, the provision of this Agreement shall control and such provision of such other agreement shall be deemed to have been superseded, and to be of no force or effect, as if such other agreement had been formally amended to the extent necessary to accomplish such purpose. This Agreement specifically supersedes and replaces the letter agreement dated January 1, 1996.

     16. Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

     If this letter correctly sets forth our agreement on the subject matter hereof, kindly sign below and return to the Secretary of the Company this letter, which will then constitute our agreement on this subject.

                                        Sincerely,


                                        INTEGON CORPORATION


                                        By:  /s/ John B. Yorke
                                             -----------------
                                             John B. Yorke
                                             Vice President, General Counsel



Agreed to this 19th day of February, 1997.


/s/ Steven C. Andrews
----------------------
Steven C. Andrews

End Exhibit 10.1

                                  Exhibit 10.2

February 13, 1997


Mr. Donald F. McKee
Integon Corporation
500  West Fifth Street
Winston-Salem, North Carolina  27152

Dear Mr. McKee:

     Integon Corporation, a Delaware corporation (the "Company"), considers the establishment and maintenance of a sound and vital management to be essential to protecting and enhancing the best interest of the Company and its shareholders. Accordingly, the Board of Directors of the Company (the "Board") has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the management of the Company to their assigned duties without distraction in circumstances arising from the possibility of a termination in your employment.

     This letter agreement, which has been approved by the Board sets forth the severance benefits which the Company agrees will be provided to you in the event your employment with the Company is terminated.

      1.  Agreement to Provide Services; Right To Terminate.

     (i) Except as otherwise provided in paragraph (ii) below, the Company or you may terminate your employment at any time, subject to the Company's providing the benefits hereinafter specified in accordance with the terms hereof.

     (ii) In the event a tender offer or exchange offer is made by a Person (as hereinafter defined) for more than 50% or more of the combined voting powers of the Company's then outstanding voting securities ordinarily having the right to vote at elections of directors ("Voting Securities"), including shares of common stock, par value of $0.01 per share, of the Company, or in the event that the Company enters into negotiations with respect to a merger, consolidation, or other acquisition of the Company, or of all or substantially all of the Company's assets, with a Person, you agree that you will not leave the employ of the Company (other than as a result of Disability, as such term is hereinafter defined) and will render the services contemplated in the recitals to this Agreement until such tender offer, exchange offer, merger, consolidation, or acquisition has been abandoned or terminated or a change in control of the Company, as defined in Section 3 hereof, has occurred. For purposes of this Agreement, the term "Person" shall mean and include any individual, corporation, partnership, group, association or other "person", as such term is used in
Section 14(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), other than the Company, a subsidiary of the Company, or any employee benefit plan(s) sponsored by the Company.

     2. Term of Agreement. This Agreement shall commence on the date hereof and shall continue in effect until December 31, 1997; provided, however, that commencing on January 1, 1998 and each January 1 thereafter, the term of this Agreement shall automatically be extended for one additional year unless at least 90 days prior to such January 1st date, the Company or you shall have given notice that this Agreement shall not be extended; and provided, further, that this Agreement shall continue in effect for a period of twenty-four (24) months beyond the term provided herein if a change in control of the Company, as defined in Section 3 hereof, shall have occurred during such term.

     3. Change in Control. For purposes of this Agreement, a "change in control" of the Company shall mean a change in control of a nature that would be required to be reported in response to Item 1(a) of the Current Report on Form 8-K, as in effect on the date hereof, pursuant to Section 13 or 15(d) of the Exchange Act; provided that, without limitation, such a change in control shall be deemed to have occurred at such time as (a) any Person is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of 50% or more of the combined voting power of the Company's Voting Securities; (b) the Company is merged or consolidated with another corporation, and as a result of such merger or consolidation, less than 50% of the outstanding voting securities of the surviving or resulting corporation shall then be owned in the aggregate by the former stockholders of the Company, (c) the Company transfers substantially all of its assets to another corporation or entity which is not a wholly owned subsidiary of the Company; or (d) individuals who constitute the Board on the date hereof (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least three quarters of the directors comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director, without objection to such nomination) shall be, for purposes of this clause (d), considered as though such person were a member of the Incumbent Board.

     4. Termination Following Change in Control. If any of the events described in Section 3 hereof constituting a change in control of the Company shall have occurred, you shall be entitled to the benefits provided in paragraph (iv) and
(v) of Section 5 hereof upon the termination of your employment within twenty-four (24) months after such event, unless such termination is (a) because of your death or (b) by the Company for Cause or Disability (as all such capitalized terms are hereinafter defined).

     (i) Disability. Termination of your employment based on "Disability" shall mean termination because of your absence from your duties with the Company and determined pursuant to the provisions of the long-term disability plan in effect at the time such termination occurs.

     (ii) Cause. Termination by the Company of your employment for "Cause" shall mean termination upon (a) the willful and continued failure by you to perform substantially all of your duties with the Company (other than any such failure resulting from your incapacity due to physical or mental illness) after a demand for substantial performance is delivered to you by the Chairman of the Board or the Chief Executive Officer of the Company which specifically identifies the manner in which you have not substantially performed your duties, or (b) the willful engaging by you in illegal conduct which is materially and demonstrably injurious to the Company. For purposes of this paragraph (ii), no act, or failure to act, on your part shall be considered "willful" unless done, or omitted to be done, by you in bad faith and without reasonable belief that your action or omission was in, or not opposed to, the best interests of the Company. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, by you in good faith and in the best interests of the corporation. It is also expressly understood that your attention to matters not directly related to the business of the Company shall not provide a basis for termination for Cause so long as the Board has approved your engagement in such activities. Notwithstanding the foregoing, you shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to you a copy of a resolution duly adopted by the affirmative vote of not less than three quarters of the entire membership of the Board at a meeting called and held for the purpose (after reasonable notice to you and an opportunity for you, together with your counsel, to be heard before the Board), finding that in the good faith opinion of the Board you were guilty of the conduct set forth above in (a) or (b) of this paragraph (ii) and specifying the particulars thereof in detail.

      5.  Compensation Upon Termination.

     (i) If your employment is terminated as a result of your Disability, the Company shall continue to pay you your base salary for a period of twenty-four
(24) months following the date of your termination, at the rate in effect just prior to your Disability. Notwithstanding the foregoing, the obligation to pay such amount shall be offset by the amount, if any, you may be entitled to receive under the Company's long term disability plan. Provided further, that nothing set forth herein is intended to otherwise reduce any benefits that you may be entitled to receive under the Company's long term disability plan.

     (ii) If your employment shall be involuntarily terminated by the Company (excluding termination for Cause and termination after a change in control subject to paragraph (iv) hereof) the Company shall pay you an amount equal to your base salary for eighteen (18) months at the rate in effect just prior to the date of termination, such amount being paid in equal semi-monthly payments over the 18 month period following the date of your termination. The Company also shall pay you an amount in cash equal to 100% of the Performance Award under Article 8 of the Amended and Restated Integon Corporation Omnibus Long-Term Performance Incentive Compensation Plan ("Omnibus Plan") that would have been payable for the calendar year in which your termination occurs, assuming that the performance goal for the year had been attained at a level of 100% (the "targeted bonus amount"). Such amount shall be payable in equal semi-monthly installments over the 18 month period following the date of your termination. Further, the Company shall pay you for the period ending 18 months after the date of your termination any benefits that may be due to you under any benefit plan, program or policy of the Company intended to benefit employees (hereinafter referred to as "Plans") except other severance pay plans.

     (iii) If you voluntarily terminate your employment, the Company shall pay you your salary through the date of termination at the rate in effect just prior to the date of termination and shall pay you for all earned but unused vacation as of the date of termination. Thereupon the Company shall have no further obligations to you under this Agreement.

     (iv) Subject to Section 8 hereof, if, within twenty-four (24) months after a change in control of the Company shall have occurred, as defined in Section 3 above, your employment shall be terminated (other than as a result of your death) (a) by the Company other than for Cause or Disability, or (b) voluntarily by you, then, you shall be entitled, without regard to any contrary provisions of any Plans, to the benefits as provided below:

     (A) the Company shall pay your base salary through the date of termination at the rate in effect just prior to the date of your termination or the rate in effect immediately prior to the change in control, whichever is higher, plus any benefits or awards (including both the cash and stock components) which pursuant to the terms of any Plans have been earned or become payable, but which have not yet been paid to you (including amounts which previously had been deferred at your request); and

     (B) as severance pay and in lieu of any further salary for periods subsequent to the date of termination, the Company shall pay to you an amount in cash equal to the lesser of 1 1/2 times your base salary and any targeted bonus amount (except to the extent the targeted bonus amount has already been paid pursuant to the change in control provisions of the Omnibus Plan) or 2.99 times your "annualized includible compensation for the base period" minus any parachute (as defined in Section 280G(d) (1) of the Internal Revenue code of 1986 (the "Code") payable one-third at the time of termination, one-third at the end of twelve (12) months following the date of your termination, and one-third at the end of eighteen (18) months following the date of your termination. The Company shall also pay you the value of the non-compete set forth in subparagraph (v) below.

     (v) Except as otherwise provided herein, the amount of any payment provided for in this Section 5 shall not be reduced, offset or subject to recovery by the Company by reason of any compensation earned by you as the result of employment by another employer after the date of your termination, or otherwise. Notwithstanding the foregoing, you agree for a period of eighteen (18) months after the date of your termination in connection with a change in control, that you will not, as individual, proprietor, partner, joint venturer, shareholder (other than in a publicly traded company, provided that you do not own more than 3% of the securities of such company), investor, consultant, advisor, broker, director, officer, agent, employee, trustee, beneficiary or in any other capacity whatsoever, directly or indirectly engage in, or participate with any other person or entity to engage in, any business or activity, whether consisting of a single transaction, or a series of transactions or continuous activity, similar to or competitive with the primary business or activity in which the Company engages during the term of this Agreement and in consideration for such non-competition agreement by you, the Company shall pay you $663,600, payable one-third six months after the date of your termination, one-third 12 months after the date of your termination and one-third 18 months after the date of your termination; provided, however that should you engage in any such business or activity, the Company's sole remedy therefor shall be termination of your payment rights under this paragraph 5, which obligation shall be deemed released and discharged on the date that you first engage in any such business or activity.

     6. Successors; Binding Agreement.

     (i) Upon your written request, the Company will seek to have any Successor (as hereinafter defined), by agreement in form and substance satisfactory to you, assent to the fulfillment by the Company of its obligations under this Agreement. "Successor" shall mean any Person that succeeds to, or has the practical ability to control (either immediately or with the passage of time), the Company's business directly, by merger or consolidation, or indirectly, by purchase of the Company's Voting Securities or otherwise.

     (ii) This Agreement shall inure to the benefit of and be enforceable by your personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If you should die while any amount would still be payable to you hereunder if you had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to your devisee, legatee or other designee or, if there be no such designee, to your estate.

     7. Fees and Expenses. The Company shall pay all legal fees and related expenses incurred by you as a result of (i) your termination following a change in control of the Company (including all such fees and expenses, if any, incurred in contesting or disputing any such termination or incurred by you in seeking advice with respect to the matters set forth in Section 8 hereof) or
(ii) your seeking to obtain or enforce any right or benefit provided by this Agreement.

     8. Taxes.

     (i) All payments to be made to you under this Agreement will be subject to required withholding of federal, state and local income and employment taxes.

     (ii) Notwithstanding anything in the foregoing to the contrary, if any of the payments provided for in this Agreement, together with any other payments which you have the right to receive from the Company, would constitute a "parachute payment" (as defined in Section 280G(b)(2) of the Code), the payments pursuant to this Agreement shall be reduced (reducing first the payments under Section 5(iv)(B)) to the largest amount as will result in no portion of such payments being subject to the excise tax imposed by Section 4999 of the Code.

     9. Survival. The respective obligations of, and benefits afforded to, the Company and you as provided in Sections 5, 6(ii), 7, 8, 13 and 14 of this Agreement shall survive termination of this Agreement.

     10. Notice. For the purposes of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid and addressed, in the case of the Company, to the address set forth on the first page of this agreement or, in the case of the undersigned employee, to the address set forth below his signature, provided that all notices to the Company shall be directed to the attention of the President of the Company, with a copy to the Secretary of the Company, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon receipt.

     11. Miscellaneous. No provision of this Agreement may be modified, waived or discharged unless such modification, waiver or discharge is agreed to in a writing signed by you and by the General Counsel (or in the case of the General Counsel, the President) of the Company. No waiver by either party hereto at any time of any breach by the other party hereto of, or of compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of North Carolina.

     12. Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

     13. Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in North
Carolina by three arbitrators in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrators' award in any court having jurisdiction; provided, however, that you shall be entitled to seek specific performance of your right to be paid until the date of your termination during the pendency of any dispute of controversy arising under or in connection with this Agreement. The Company shall bear all costs and expenses arising in connection with any arbitration proceeding pursuant to this Section 13.

     14. Employee's Commitment. You agree that subsequent to your period of employment with the Company, you will not at any time communicate or disclose to any unauthorized person, without the written consent of the Company, any proprietary processes of the Company or any subsidiary of the Company or other confidential information concerning their business, affairs, products, supplies or customers which, if disclosed, would have a material adverse effect upon the business or operations of the Company and its subsidiaries, taken as a whole; it being understood, however, that the obligations of this Section 14 shall not apply to the extent that the aforesaid matters (a) are disclosed in circumstances where you are legally required to do so or (b) become generally known to and available for use by the public otherwise than by your wrongful act or omission.

     15. Related Agreements. To the extent that any provision of any other agreement between the Company, or any of its subsidiaries, and you shall limit, qualify or be inconsistent with any provision of this Agreement, then for purposes of this Agreement, while the same shall remain in force, the provision of this Agreement shall control and such provision of such other agreement shall be deemed to have been superseded, and to be of no force or effect, as if such other agreement had been formally amended to the extent necessary to accomplish such purpose. This Agreement specifically supersedes and replaces the letter agreement dated January 1, 1996.

     16. Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

     If this letter correctly sets forth our agreement on the subject matter hereof, kindly sign below and return to the Secretary of the Company this letter, which will then constitute our agreement on this subject.

                                        Sincerely,


                                        INTEGON CORPORATION


                                        By:  /s/ John B. Yorke
                                             -----------------
                                             John B. Yorke
                                             Vice President, General Counsel


Agreed to this 20th day of February, 1997.
               ----       ---------

/s/ Donald F. McKee
-------------------
Donald F. McKee

End Exhibit 10.2

                                  Exhibit 10.3

February 13, 1997


Mr. John B. Yorke
Integon Corporation
500  West Fifth Street
Winston-Salem, North Carolina  27152

Dear Mr. Yorke:

     Integon Corporation, a Delaware corporation (the "Company"), considers the establishment and maintenance of a sound and vital management to be essential to protecting and enhancing the best interest of the Company and its shareholders. Accordingly, the Board of Directors of the Company (the "Board") has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the management of the Company to their assigned duties without distraction in circumstances arising from the possibility of a termination in your employment.

     This letter agreement, which has been approved by the Board sets forth the severance benefits which the Company agrees will be provided to you in the event your employment with the Company is terminated.

     1. Agreement to Provide Services; Right To Terminate.

     (i) Except as otherwise provided in paragraph (ii) below, the Company or you may terminate your employment at any time, subject to the Company's providing the benefits hereinafter specified in accordance with the terms hereof.

     (ii) In the event a tender offer or exchange offer is made by a Person (as hereinafter defined) for more than 50% or more of the combined voting powers of the Company's then outstanding voting securities ordinarily having the right to vote at elections of directors ("Voting Securities"), including shares of common stock, par value of $0.01 per share, of the Company, or in the event that the Company enters into negotiations with respect to a merger, consolidation, or other acquisition of the Company, or of all or substantially all of the Company's assets, with a Person, you agree that you will not leave the employ of the Company (other than as a result of Disability, as such term is hereinafter defined) and will render the services contemplated in the recitals to this Agreement until such tender offer, exchange offer, merger, consolidation, or acquisition has been abandoned or terminated or a change in control of the Company, as defined in Section 3 hereof, has occurred. For purposes of this Agreement, the term "Person" shall mean and include any individual, corporation, partnership, group, association or other "person", as such term is used in
Section 14(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), other than the Company, a subsidiary of the Company, or any employee benefit plan(s) sponsored by the Company.

     2. Term of Agreement. This Agreement shall commence on the date hereof and shall continue in effect until December 31, 1997; provided, however, that commencing on January 1, 1998 and each January 1 thereafter, the term of this Agreement shall automatically be extended for one additional year unless at least 90 days prior to such January 1st date, the Company or you shall have given notice that this Agreement shall not be extended; and provided, further, that this Agreement shall continue in effect for a period of twenty-four (24) months beyond the term provided herein if a change in control of the Company, as defined in Section 3 hereof, shall have occurred during such term.

     3. Change in Control. For purposes of this Agreement, a "change in control" of the Company shall mean a change in control of a nature that would be required to be reported in response to Item 1(a) of the Current Report on Form 8-K, as in effect on the date hereof, pursuant to Section 13 or 15(d) of the Exchange Act; provided that, without limitation, such a change in control shall be deemed to have occurred at such time as (a) any Person is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of 50% or more of the combined voting power of the Company's Voting Securities; (b) the Company is merged or consolidated with another corporation, and as a result of such merger or consolidation, less than 50% of the outstanding voting securities of the surviving or resulting corporation shall then be owned in the aggregate by the former stockholders of the Company; (c) the Company transfers substantially all of its assets to another corporation or entity which is not a wholly owned subsidiary of the Company; or (d) individuals who constitute the Board on the date hereof (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least three quarters of the directors comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director, without objection to such nomination) shall be, for purposes of this clause (d), considered as though such person were a member of the Incumbent Board.

     4. Termination Following Change in Control. If any of the events described in Section 3 hereof constituting a change in control of the Company shall have occurred, you shall be entitled to the benefits provided in paragraph (iv) of
Section 5 hereof upon the termination of your employment within twenty-four (24) months after such event, unless such termination is (a) because of your death or
(b) by the Company for Cause or Disability or (c) by you other than for Good Reason (as all such capitalized terms are hereinafter defined).

     (i) Disability. Termination of your employment based on "Disability" shall mean termination because of your absence from your duties with the Company and determined pursuant to the provisions of the long-term disability plan in effect at the time such termination occurs.

     (ii) Cause. Termination by the Company of your employment for "Cause" shall mean termination upon (a) the willful and continued failure by you to perform substantially all of your duties with the Company (other than any such failure resulting from your incapacity due to physical or mental illness) after a demand for substantial performance is delivered to you by the Chairman of the Board or the Chief Executive Officer of the Company which specifically identifies the manner in which you have not substantially performed your duties, or (b) the willful engaging by you in illegal conduct which is materially and demonstrably injurious to the Company. For purposes of this paragraph (ii), no act, or failure to act, on your part shall be considered "willful" unless done, or omitted to be done, by you in bad faith and without reasonable belief that your action or omission was in, or not opposed to, the best interests of the Company. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, by you in good faith and in the best interests of the corporation. It is also expressly understood that your attention to matters not directly related to the business of the Company shall not provide a basis for termination for Cause so long as the Board has approved your engagement in such activities. Notwithstanding the foregoing, you shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to you a copy of a resolution duly adopted by the affirmative vote of not less than three quarters of the entire membership of the Board at a meeting called and held for the purpose (after reasonable notice to you and an opportunity for you, together with your counsel, to be heard before the Board), finding that in the good faith opinion of the Board you were guilty of the conduct set forth above in (a) or (b) of this paragraph (ii) and specifying the particulars thereof in detail.

     (iii) Good Reason. Termination by you of your employment for "Good Reason" shall mean termination based on:

     (A) a substantial change in your status (other than any such change primarily attributable to the fact that the Company may no longer be publicly owned) or a significant alteration of your job responsibilities (except in connection with the termination of your employment for Cause or Disability or as a result of your death or by you other than for Good Reason);

     (B) a reduction by the Employer in your base salary as in effect immediately prior to the change in control;

     (C) the failure by the Company to continue in effect any Plan (as hereinafter defined) in which you are participating at the time of the change in control of the Company (or Plans providing you with at least substantially similar benefits) other than as a result of the normal expiration of any such Plan in accordance with its terms as in effect at the time of the change in control, or the taking of any action, or the failure to act, by the Company which would adversely affect your continued participation in any of such Plans on at least as favorable a basis to you as is the case on the date of the change in control or which would materially reduce your benefits in the future under any of such Plans or deprive you of any material benefit enjoyed by you at the time of the change in control;

     (D) the failure by the Company to provide and credit you with the number of paid vacation days to which you are then entitled in accordance with the Company's normal vacation policy as in effect immediately prior to the change in control;

     (E) the Company's requiring you to be based anywhere other than within a radius of 20 miles of the city where your office is located immediately prior to the change in control except for required travel on the Company's business to an extent substantially consistent with the business travel obligations which you undertook on behalf of the Company prior to the change in control;

     (F) the failure by the Company to obtain from any Successor (as hereinafter defined) the assent to this Agreement contemplated by Section 6 hereof;

     (G) any refusal by the Company to continue to allow you to attend to matters or engage in activities not directly related to the business of the Company which, prior to the change in control, you were permitted to attend to or engage in.

     For purposes of this Agreement, "Plan" shall mean any compensation plan such as the Annual Incentive Award Plan, Omnibus Plan (each as hereinafter defined), or any employee benefit plan such as a profit sharing, vacation, medical, dental, vision, disability, accident, life insurance plan or a relocation plan or policy or any other plan, program or policy of the Company intended to benefit employees.

     5. Compensation Upon Termination.

     (i) If your employment is terminated as a result of your Disability, the Company shall continue to pay you your base salary for a period of twenty-four
(24) months following the date of your termination, at the rate in effect just prior to your Disability. Notwithstanding the foregoing, the obligation to pay such amount shall be offset by the amount, if any, you may be entitled to receive under the Company's long term disability plan. Provided further, that nothing set forth herein is intended to otherwise reduce any benefits that you may be entitled to receive under the Company's long term disability plan.

     (ii) If your employment shall be involuntarily terminated by the Company (excluding termination for Cause and termination after a change in control subject to paragraph (iv) hereof) the Company shall pay you an amount equal to your base salary for twelve (12) months at the rate in effect just prior to the date of termination, such amount being paid in equal semi-monthly payments over the 12 month period following the date of your termination. The Company also shall pay you an amount in cash equal to 100% of the value of the award under the Annual Incentive Award Plan that would have been payable for the calendar year in which your termination occurs, assuming that the performance goal for the year had been attained at a level of 100% (the "targeted bonus amount"). Such amount shall be payable in equal semi-monthly installments over the 12 month period following your date of termination. Further, the Company shall pay you for the period ending 12 months after the date of your termination any benefits that may be due to you under any Plan, except other severance pay plans. In addition, the Company shall pay you up to an additional six (6) months of your base salary in the event you are not employed at the end of the twelve
(12) month period referenced above provided that you have used your best efforts to obtain comparable employment. Such payments shall be made in equal installments on a semi-monthly basis for up to six (6) months for so long as you remain unemployed and continue to use your best efforts to obtain comparable employment. If you become employed during such additional six (6) month period, you will be entitled to continue to receive the difference between the severance pay and the base salary of the new job, if any, for the remainder of the six (6) month period. Notwithstanding, the foregoing, if the Company determines that the value of the non-compete described in subparagraph (v) below is greater than eighteen months of base salary plus the targeted bonus amount for one year, the Company shall pay you the value of the non-compete in lieu of any base salary and the targeted bonus amount.

     (iii) If you voluntarily terminate your employment, the Company shall pay you your salary through the date of termination at the rate in effect just prior to the date of termination and shall pay you for all earned but unused vacation as of the date of termination. Thereupon the Company shall have no further obligations to you under this Agreement.

     (iv) Subject to Section 8 hereof, if, within twenty-four (24) months after a change in control of the Company shall have occurred, as defined in Section 3 above, your employment shall be terminated (other than as a result of your death) (a) by the Company other than for Cause or Disability, or (b) by you for Good Reason, then, you shall be entitled, without regard to any contrary provisions of any Plans, to the benefits as provided below:

     (A) the Company shall pay your base salary through the date of termination at the rate in effect just prior to the date of your termination or the rate in effect immediately prior to the change in control, whichever is higher, plus any benefits or awards (including both the cash and stock components) which pursuant to the terms of any Plans have been earned or become payable, but which have not yet been paid to you (including amounts which previously had been deferred at your request); and

     (B) as severance pay and in lieu of any further salary for periods subsequent to the date of termination, the Company shall pay to you an amount in cash equal to your base salary for twelve (12) months at the rate in effect just prior to the date of termination, such amount being paid in equal semi-monthly payments over the 12 month period following the date of your termination. The Company also shall pay you the targeted bonus amount in equal semi-monthly payments over the 12 month period following your date of termination. Further, the Company shall pay you for the period ending 12 months after the date of your termination any benefits that may be due to you under any Plan except other severance pay plans. Further, the Company shall pay you an amount in cash equal to any award under the Amended and Restated Integon Corporation Omnibus Long-Term Performance Incentive Compensation Plan (the "Omnibus Plan") that exceeds the maximum award that may be paid out under the Omnibus Plan during any performance period. In addition, the Company shall pay you up to an additional six (6) months of your base salary in the event you are not employed at the end of the twelve (12) month period referenced above provided that you have used your best efforts to obtain comparable employment. Such payments shall be made in equal installments on a semi-monthly basis for up to six (6) months for so long as you remain unemployed and continue to use your best efforts to obtain comparable employment. If you become employed during such additional six (6) month period, you will be entitled to continue to receive the difference between the severance pay and the base salary of the new job, if any, for the remainder of the six (6) month period. Notwithstanding, the foregoing, if the Company determines that the value of the non-compete described in subparagraph (v) below is greater than eighteen months of base salary plus the targeted bonus amount for one year, the Company shall pay you the value of the non-compete in lieu of any base salary and the targeted bonus amount.

     (v) Except as otherwise provided herein, the amount of any payment provided for in this Section 5 shall not be reduced, offset or subject to recovery by the Company by reason of any compensation earned by you as the result of employment by another employer after the date of your termination, or otherwise. Notwithstanding the foregoing, you agree for a period of eighteen months after the date of your termination provided for above, that you will not, as individual, proprietor, partner, joint venturer, shareholder (other than in a publicly traded company, provided that you do not own more than 3% of the securities of such company), investor, consultant, advisor, broker, director, officer, agent, employee, trustee, beneficiary or in any other capacity whatsoever, directly or indirectly engage in, or participate with any other person or entity to engage in, any business or activity, whether consisting of a single transaction, or a series of transactions or continuous activity, similar to or competitive with the primary business or activity in which the Company engages during the term of this Agreement; provided, however that should you engage in any such business or activity, the Company's sole remedy therefor shall be termination of your payment rights under this paragraph 5, which obligation shall be deemed released and discharged on the date that you first engage in any such business or activity.

     6. Successors; Binding Agreement.

     (i) Upon your written request, the Company will seek to have any Successor (as hereinafter defined), by agreement in form and substance satisfactory to you, assent to the fulfillment by the Company of its obligations under this Agreement. "Successor" shall mean any Person that succeeds to, or has the practical ability to control (either immediately or with the passage of time), the Company's business directly, by merger or consolidation, or indirectly, by purchase of the Company's Voting Securities or otherwise.

     (ii) This Agreement shall inure to the benefit of and be enforceable by your personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If you should die while any amount would still be payable to you hereunder if you had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to your devisee, legatee or other designee or, if there be no such designee, to your estate.

     7. Fees and Expenses. The Company shall pay all legal fees and related expenses incurred by you as a result of (i) your termination following a change in control of the Company (including all such fees and expenses, if any, incurred in contesting or disputing any such termination or incurred by you in seeking advice with respect to the matters set forth in Section 8 hereof) or
(ii) your seeking to obtain or enforce any right or benefit provided by this Agreement.

     8. Taxes. All payments to be made to you under this Agreement will be subject to required withholding of federal, state and local income and employment taxes.

     9. Survival. The respective obligations of, and benefits afforded to, the Company and you as provided in Sections 5, 6(ii), 7, 8, 13 and 14 of this Agreement shall survive termination of this Agreement.

     10. Notice. For the purposes of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid and addressed, in the case of the Company, to the address set forth on the first page of this agreement or, in the case of the undersigned employee, to the address set forth below his signature, provided that all notices to the Company shall be directed to the attention of the President of the Company, with a copy to the Secretary of the Company, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon receipt.

     11. Miscellaneous. No provision of this Agreement may be modified, waived or discharged unless such modification, waiver or discharge is agreed to in a writing signed by you and by the General Counsel (or in the case of the General Counsel, the Chief Executive Officer) of the Company. No waiver by either party hereto at any time of any breach by the other party hereto of, or of compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of North Carolina.

     12. Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

     13. Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in North
Carolina by three arbitrators in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrators' award in any court having jurisdiction; provided, however, that you shall be entitled to seek specific performance of your right to be paid until the date of your termination during the pendency of any dispute of controversy arising under or in connection with this Agreement. The Company shall bear all costs and expenses arising in connection with any arbitration proceeding pursuant to this Section 13.

     14. Employee's Commitment. You agree that subsequent to your period of employment with the Company, you will not at any time communicate or disclose to any unauthorized person, without the written consent of the Company, any proprietary processes of the Company or any subsidiary of the Company or other confidential information concerning their business, affairs, products, supplies or customers which, if disclosed, would have a material adverse effect upon the business or operations of the Company and its subsidiaries, taken as a whole; it being understood, however, that the obligations of this Section 14 shall not apply to the extent that the aforesaid matters (a) are disclosed in circumstances where you are legally required to do so or (b) become generally known to and available for use by the public otherwise than by your wrongful act or omission.

     15. Related Agreements. To the extent that any provision of any other agreement between the Company, or any of its subsidiaries, and you shall limit, qualify or be inconsistent with any provision of this Agreement, then for purposes of this Agreement, while the same shall remain in force, the provision of this Agreement shall control and such provision of such other agreement shall be deemed to have been superseded, and to be of no force or effect, as if such other agreement had been formally amended to the extent necessary to accomplish such purpose.

     16. Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

     If this letter correctly sets forth our agreement on the subject matter hereof, kindly sign below and return to the Secretary of the Company this letter, which will then constitute our agreement on this subject.

                                        Sincerely,

                                        INTEGON CORPORATION


                                        By:  /s/ John C Head III
                                             -------------------
                                             John C Head III
                                             Chief Executive Officer

Agreed to this 10th day of March, 1997.

               ----       -------
/s/  John B. Yorke
------------------
John B. Yorke

End Exhibit 10.3

                                  Exhibit 10.4

                             AMENDMENT NO. 2 TO THE
                               INTEGON CORPORATION
                             1992 STOCK OPTION PLAN


1.       Purpose

         The purpose of this Amendment No. 2 (this "Amendment") to the Integon Corporation 1992 Stock Option Plan, as amended (the "Plan"), is to provide that Stock Options granted under the Plan may be transferable to the extent permitted by the Committee. Terms not otherwise defined herein shall have the meanings given them in the Plan.

2.       Effective Date

         The effective date of this Amendment shall be January 22, 1997.

3.       Transferability of Options

         The Plan is hereby amended by deleting Section 5.3(g) thereof and replacing it with the following:

         (g) Transferability. The Committee may award to a Participant Stock Options that are transferable by such Participant and subsequent transferees. The scope and limitations of the transferability of Stock Options shall be set forth in the written agreement evidencing the Stock Options. In the absence of any express provision in such written agreement with respect to the transferability of such Stock Options, such Stock Options shall not be transferable by a Participant other than by will or the laws of descent and distribution.

4.       Conforming and Other Changes

         Section 5.3(h) of the Plan is hereby amended to permit the exercise of any Stock Option properly transferred (pursuant to the Plan and the written agreement evidencing such Stock Option) by the holder thereof to the same extent that such Stock Option could have been exercised by the Participant (or the Participant's legal representative or designated beneficiary, in the case of the Participant's death) had such Stock Option not been transferred. In addition, the first sentence of Section 5.3(h) of the Plan is amended and restated as follows: "Stock Options which remain outstanding on the date of a Participant's termination of employment or service with the Company and all Affiliates shall cease to be exercisable and shall terminate on the date of such Participant's termination, except as otherwise provided in this Section 5.3(h) or in the written agreement evidencing such Stock Options."

End Exhibit 10.4

                                 Exhibit 10.5

                    INTEGON CORPORATION AMENDED AND RESTATED
                          OMNIBUS LONG-TERM PERFORMANCE
                           INCENTIVE COMPENSATION PLAN


ARTICLE 1 - PURPOSE AND TERM OF PLAN

1.1 Purpose. The purposes of the Plan are to aid the Company in attracting and retaining Key Employees through a competitive compensation package, to stimulate the efforts of such Key Employees and to strengthen their desire to remain with the Company, to aid the Company in attracting superior individuals to serve as Nonemployee Directors and to provide appropriate compensation to such Nonemployee Directors for their Service. Towards this end, the Plan provides that the Committee may grant (i) non-qualified stock options (i.e., options that are not incentive stock options within the meaning of Section 422 of the Code) to Key Employees and Nonemployee Directors, (ii) Performance Awards to Key Employees payable in cash or deferred compensation that is denominated in Common Stock share units or both and (iii) Units to Key Employees payable in cash and Common Stock, all as more fully described herein. The Plan also provides (i) for the grant of Common Stock to Nonemployee Directors as part of such Nonemployee Directors' annual compensation and (ii) that such Nonemployee Directors may take their remaining compensation in the form of cash, Common Stock, Restricted Stock or non-qualified stock options.

1.2 Term. The Plan replaces and supersedes the Integon Corporation 1992 Non-Employee Directors Stock Plan, except with respect to shares of Common Stock issued and outstanding under such 1992 Non-Employee Directors Stock Plan which will continue to be governed by the terms of such plan. The Plan shall become effective as of February 8, 1996; provided that for purposes of Article 9, the Plan shall become effective on June 1, 1995. Awards shall not be granted under Articles 8 and 9 of the Plan after May 16, 2001, except that the Committee may grant Performance Awards and value Units after such date in recognition of performance for Performance Periods and Unit Periods commencing prior to such date. Notwithstanding the foregoing, the Plan is hereby amended and restated for all Awards granted hereunder after December 31, 1996. In addition, with respect to Awards made under Article 9 prior to January 1, 1997, the amendments effected hereby shall be applicable only to Unit Periods commencing after December 31, 1996.

ARTICLE 2 - DEFINITIONS

2.1 Annual Dollar Value. "Annual Dollar Value" of a Unit means the dollar value (with fractions of a cent rounded up to the nearest cent) resulting from multiplying the Initial Dollar Value of such Unit by the applicable Multiplier for the applicable Unit Period and dividing such product by three (3). As an example, using the chart of Multipliers attached as Exhibit A hereto, for a Unit with an Initial Dollar Value of $13.00, the Annual Dollar Value of such Unit would be $4.95 ($13.00 multiplied by 114.1% and divided by 3) for the applicable Unit Period if the Growth in Net Written Premiums and Combined Operating Ratio for such Unit Period were H% and CC.5%, respectively.

2.2 Award. "Award" means any form of cash, deferred compensation that is denominated in Common Stock share units, Common Stock, stock options, Performance Awards, Deferral Restricted Stock, Deferral Stock Options or Units granted under Articles 7, 8, 9 or 10 of the Plan to a Participant selected by the Committee pursuant to such terms, conditions, restrictions and/or limitations, if any, as the Committee may establish.

2.3 Award Date. "Award Date" shall have the meaning given such term in Section 8.4.

2.4 Award Payment Date. "Award Payment Date" means the date the Performance Awards for a Performance Period shall be paid to Participants. The Award Payment Date for a Performance Period shall occur as soon as administratively possible following the completion of the certifications required pursuant to Subsection 8.6.3.

2.5 Board. "Board" means the Board of Directors of Integon.

2.6 Cause. "Cause" means, in the case of a Nonemployee Director, termination of such Nonemployee Director's Service by Integon's shareholders for cause pursuant to the Bylaws of Integon.

"Cause" means, in the case of a Key Employee, termination of such Key Employee's employment by the Company because of (a) the willful and continued failure by the Participant to perform substantially all of his or her duties with the Company (other than any such failure resulting from the Participant's incapacity due to physical or mental illness) after a demand for substantial performance is delivered to the Participant by the Chairman of the Board or the CEO that specifically identifies the manner in which the Participant has not substantially performed his or her duties, or (b) the willful engaging by the Participant in illegal conduct that is materially and demonstrably injurious to the Company. For purposes of this definition, no act, or failure to act, on the Participant's part shall be considered "willful" unless done, or omitted to be done, by the Participant in bad faith and without reasonable belief that the Participant's action or omission was in, or not opposed to, the best interest of the Company. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, by the Participant in good faith and in the best interest of the Company. The Participant's attention to matters not directly related to the business of the Company shall not provide a basis for termination for Cause as long as the Board has approved the Participant's engagement in such activities. Notwithstanding the foregoing, the Participant shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to the Participant a copy of a resolution duly adopted by the affirmative vote of not less than three quarters of the entire membership of the Board at a meeting called and held for the purpose (after reasonable notice to the Participant and an opportunity for the Participant, together with the Participant's counsel, to be heard before the Board), finding that in the good faith opinion of the Board the Participant was guilty of the conduct set forth above in (a) or (b) of this definition and specifying the particulars thereof in detail.

2.7 CEO. "CEO" means the Chief Executive Officer of Integon.

2.8 Change In Control. "Change In Control" means the following:

           2.8.1 A tender offer or exchange offer is made whereby the effect of such offer is to take over and control the affairs of Integon and such offer is consummated for the ownership of securities of Integon representing 50% or more of the combined voting power of Integon's then-outstanding voting securities;

           2.8.2 Integon is merged or consolidated with another corporation and, as a result of such merger or consolidation, outstanding securities representing less than 50% of the voting power of the surviving or resulting corporation shall then be owned in the aggregate by the former shareholders of Integon other than affiliates within the meaning of the Exchange Act of any party to such merger or consolidation;

           2.8.3 Integon transfers all or substantially all of its assets to another corporation or entity that is not a wholly owned Subsidiary of Integon;

           2.8.4 Any "person" (as such term is used in Sections 3(a)(9) and 13(d)(3) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of Integon representing 50% or more of the combined voting power of Integon's then-outstanding securities; or

           2.8.5 As the result of a tender offer, merger, consolidation, sale of assets, or contested election, or any combination of such transactions, the persons who were members of the Board immediately before the transaction cease to constitute at least a majority thereof.

2.9 Change In Control Price. "Change In Control Price" means the highest closing price per share paid for the purchase of Common Stock during the ninety (90) day period ending on the date the Change In Control occurs on the primary securities exchange on which the Common Stock is then traded, or the merger or tender price if higher.

2.10 Change in Ownership. "Change in Ownership" means a Change In Control that results directly or indirectly in Integon's Common Stock ceasing to be actively traded on the primary securities exchange on which the Common Stock is traded immediately prior to such Change in Control.

2.11 Code.  "Code" means the Internal Revenue Code of 1986, as amended from time
to  time,  including   regulations   thereunder  and  successor  provisions  and
regulations thereto.

2.12 Combined Operating Ratio. "Combined Operating Ratio" means, for the Company on a consolidated basis for any period, the sum of (i) the statutory expense ratio, plus (ii) the statutory loss ratio rounded to the nearest one-half percentage point (0.5%).

2.13 Committee. "Committee" means the Compensation and Personnel Committee of the Board, unless and until its members are not qualified to serve on the Committee pursuant to the provisions of the Plan, in which case the Board will designate the members of the Committee; provided that the Committee shall at all times consist of two or more Directors, each of whom is both a "disinterested person" within the meaning of Rule 16b-3 under the Exchange Act and an "outside director" within the meaning of the definition of such term as contained in Treasury Regulation Section 1.162-27(e)(3), or any successor definition; provided further that no Director shall be appointed a member of the Committee who has received any Award other than an Award under Article 10 in the year prior to such appointment; provided further that no Committee member may receive an Award other than pursuant to Article 10.

2.14 Common Stock. "Common Stock" means common stock, $.01 par value per share, of Integon, which may be newly issued shares, shares issued and outstanding, treasury stock or shares owned by a Subsidiary.

2.15 Company. "Company" means Integon and its Subsidiaries.

2.16 Covered Employee. "Covered Employee" means an Employee who is a "covered employee" within the meaning of Section 162(m) of the Code.

2.17 Deferral Restricted Stock. "Deferral Restricted Stock" means Common Stock of the Company that is subject to the risk of forfeiture and other conditions set forth in Section 10.3.2.

2.18 Deferral Restriction Period. "Deferral Restriction Period" means, for Deferral Restricted Stock, the period ending 3 years after the Effective Date of such Deferral Restricted Stock.

2.19 Deferral Stock Options. "Deferral Stock Options" means options to purchase shares of Common Stock having the terms and conditions set forth in Section 10.3.3.

2.20 Director. "Director" means a director of Integon.

2.21 Disability.  "Disability" means a disability as determined under the Salary
Continuation  Plan  of  Integon  or  any  successor  or  replacement   long-term
disability plan maintained by the Company.

2.22 Effective Date. "Effective Date" means the date an Award is determined to be effective by the Committee upon the grant of such Award.

2.23 Employee. "Employee" means any employee of Integon or any Subsidiary but excludes Directors who are not also employees of Integon or any Subsidiary.

2.24 Exchange Act. "Exchange Act" means the Securities Exchange Act of 1934, as amended from time to time, including rules promulgated thereunder and successor provisions and rules thereto.

2.25 Final Dollar Value. "Final Dollar Value" of a Unit means the sum of the Annual Dollar Value of such Unit for each of the three Unit Periods in the three-year Unit Cycle for such Unit.

2.26 Growth in Net Written Premiums. "Growth in Net Written Premiums" means the annual percentage increase, rounded to the nearest whole percentage point, in the Net Written Premiums of the Company calculated for the applicable Unit Period by subtracting the Net Written Premiums for the immediately prior fiscal year ("Starting Premiums") from the Net Written Premiums for the subject fiscal year and dividing such difference by the Starting Premiums.

2.27 Initial Dollar Value. "Initial Dollar Value" of a Unit means the dollar value established for such Unit by the Committee prior to the Award of such Unit.

2.28 Initial Election Date. "Initial Election Date" means, for each Nonemployee Director, the later to occur of (i) the date of Integon's 1996 annual shareholders' meeting or (ii) the date of the Nonemployee Director's initial election or appointment to the Board.

2.29 Insurance Subsidiary. "Insurance Subsidiary" means a Subsidiary engaged in the business of issuing insurance policies.

2.30 Integon. "Integon" means Integon Corporation, a Delaware corporation.

2.31 Key Employee. "Key Employee" means a senior level Employee of the Company who holds a position of responsibility in a managerial, administrative, or professional capacity.

2.32 Multiplier. "Multiplier" means the number, established by the Committee in the manner set forth in this Plan, that is used to obtain the Annual Dollar Value for a particular Unit based upon targeted levels of Growth in Net Written Premiums and Combined Operating Ratio for each Unit Period in the Unit Cycle for such Unit.

2.33 Negative Discretion. "Negative Discretion" means the discretion authorized by the Plan to be applied by the Committee in determining the size of an Award for a Performance Period if, in the Committee's sole judgment, such application is appropriate. Negative Discretion may only be used by the Committee to eliminate or reduce the size of an Award under Article 8. By way of example and not by way of limitation, in no event shall any discretionary authority granted to the Committee by the Plan, including but not limited to Negative Discretion, be used to: (a) grant Awards for a Performance Period if the Performance Goals for such Performance Period have not been attained; or (b) increase an Award above the maximum amount payable under Article 8 of this Plan.

2.34 Net Written Premiums. "Net Written Premiums" means the aggregate for each Insurance Subsidiary, but without duplication for Insurance Subsidiaries that are Subsidiaries of Insurance Subsidiaries, of the amount of premiums written (after deducting or adding premiums on business ceded to or assumed from others) as determined in accordance with Statutory Accounting Practices.

2.35 Nonemployee Director. "Nonemployee Director" means a member of the Board who is not an Employee.

2.36 Participant. "Participant" means any Key Employee or Nonemployee Director who has been selected for a grant of stock options pursuant to Article 7, any Key Employee who, for a Performance Period, has been selected to participate in the Performance Award Program pursuant to Article 8, any Key Employee who has been selected for a grant of Units pursuant to Article 9 and/or any Nonemployee Director who is eligible to receive a grant of Common Stock pursuant to Article 10, or who elects to receive Common Stock, Deferral Restricted Stock or Deferral Stock Options pursuant to Article 10.

2.37 Performance Awards. "Performance Awards" means the cash and deferred compensation denominated in Common Stock share units granted to Key Employees pursuant to Article 8.

2.38 Performance Criteria. "Performance Criteria" means the one or more criteria that the Committee shall select for purposes of establishing the Performance Goal(s) for a Performance Period. The Performance Criteria that will be used to establish such Performance Goal(s) shall be limited to the following: return on net assets, return on shareholders' equity, return on assets, return on capital, shareholder returns, profit margin, earnings per share, net earnings, operating earnings, Common Stock price per share and sales or market share. To the extent required by Section 162(m) of the Code, the Committee shall, within the first 90 days of a Performance Period (or, if longer, within the maximum period allowed under Section 162(m) of the Code), define in an objective fashion the manner of calculating the Performance Criteria it selects to use for such Performance Period.

2.39 Performance Goals. "Performance Goals" means, for a Performance Period, the one or more goals established by the Committee for a Performance Period based upon Performance Criteria. The Committee is authorized at any time during the first 90 days of a Performance Period, or at any time thereafter (but only to the extent the exercise of such authority after the first 90 days of a Performance Period would not cause the Awards granted to the Covered Employees for the Performance Period to fail to qualify as "performance-based compensation" under Section 162(m) of the Code), in its sole and absolute discretion, to adjust or modify the calculation of a Performance Goal for such Performance Period in order to prevent the dilution or enlargement of the rights of Participants, (a) in the event of, or in anticipation of, any unusual or extraordinary corporate item, transaction, event or development; (b) in recognition of, or in anticipation of, any other unusual or nonrecurring events affecting the Company or the financial statements of the Company, or in response to, or in anticipation of, changes in applicable laws, regulations, accounting principles, or business conditions; and (c) in view of the Committee's assessment of the business strategy of the Company, performance of comparable organizations, economic and business conditions, and any other circumstances deemed relevant.

2.40 Performance Period. "Performance Period" means the one or more periods of time at least one year in length, which may be of varying and overlapping durations, as the Committee may select, over which the attainment of one or more Performance Goals will be measured for the purpose of determining a Participant's right to the payment of a Performance Award.

2.41 Performance Restricted Period. "Performance Restricted Period" means with respect to Common Stock share units credited to a three-year deferred compensation account for a particular Performance Award the three-year period commencing on the Award Date of such Performance Award and with respect to Common Stock share units credited to a five-year deferred compensation account for a particular Performance Award the five-year period commencing on the Award Date of such Performance Award.

2.42 Plan. "Plan" means this Integon Corporation Omnibus Long-Term Performance Incentive Compensation Plan, as amended and restated hereby.

2.43 Retirement. "Retirement" means, in the case of a Key Employee, a voluntary termination by such Key Employee from employment by the Company, (i) on or after attainment of age 65, (ii) on or after the attainment of age 60 if the Participant has 10 years of employment with the Company or (iii) when the sum of the Participant's age and the Participant's years of employment with the Company equals or exceeds 80.

"Retirement" means, in the case of a Nonemployee Director, the termination of such Nonemployee Director's Service at the end of such Nonemployee Director's scheduled term as a Director, or at any earlier time with the consent of the Board.

2.44 Rule 16b-3. "Rule 16b-3" means Rule 16b-3 promulgated under the Exchange Act, or any successor or replacement provision.

2.45 Service. "Service" means service as a Director.

2.46 Statutory Accounting Practices. "Statutory Accounting Practices" means, with respect to any Insurance Subsidiary, the statutory accounting practices prescribed or permitted by the insurance department or similar governmental authority charged with regulating insurance companies or insurance holding companies in its state of domicile, consistent with the past practices of such Insurance Subsidiary.

2.47 Subsidiary. "Subsidiary" means a corporation or other business entity in which Integon directly or indirectly has an ownership interest of 50% or more.

2.48 Unit. "Unit" means an Award under this Plan representing a promise by the Corporation to pay an amount in accordance with Article 9.

2.49 Unit Grant Notice. "Unit Grant Notice" means notice to Key Employees of grants of Units pursuant to Article 9.

2.50 Unit Cycle. "Unit Cycle" means, for a particular Unit, the three-year period commencing on the first day of the Company's fiscal year in which such Unit is awarded and ending on the last day of the Company's second fiscal year following the fiscal year in which such Unit is awarded.

2.51 Unit Period. "Unit Period" means, for a particular Unit, each one of the Company's fiscal years in the three-year Unit Cycle for such Unit.

ARTICLE 3 - ELIGIBILITY

3.1 In General. Only Key Employees and Nonemployee Directors are eligible to participate in Awards under Article 7. Only Key Employees are eligible to participate in Awards under Articles 8 and 9 of the Plan. Only Nonemployee Directors shall participate in Awards under Article 10 of the Plan. For purposes of Articles 7, 8 and 9 of the Plan, the Committee shall select, from time to time, Participants from those Key Employees and Nonemployee Directors who, in the opinion of the Committee, can further the Plan's purposes. Once a Participant is so selected, the Committee shall determine the type or types of Awards to be made to the Participant and shall establish in the related Stock Option Agreement or Unit Grant Notice the terms, conditions, restrictions, and/or limitations, if any, applicable to the Awards in addition to those set forth in this Plan and the administrative rules and regulations issued by the Committee.

ARTICLE 4 - PLAN ADMINISTRATION

4.1 Responsibility. The Committee shall have total and exclusive responsibility to control, operate, manage, and administer the Plan in accordance with its terms.

4.2 Authority of the Committee. The Committee shall have all the authority that may be necessary or helpful to enable it to discharge its responsibilities with respect to the Plan. Without limiting the generality of the preceding sentence, the Committee shall have the exclusive right to: (a) interpret the Plan; (b) determine eligibility for participation in the Plan; (c) decide all questions concerning eligibility for and the amount of Awards payable under the Plan; (d) construe any ambiguous provision of the Plan; (e) correct any defect; (f) supply any omission; (g) reconcile any inconsistency; (h) issue administrative guidelines as an aid to the administration of the Plan and make changes in such guidelines as it from time to time deems proper; (i) make regulations for carrying out the Plan and make changes in such regulations as it from time to time deems proper; (j) determine whether Awards should be granted singly, in combination, or in tandem; (k) to the extent permitted under the Plan, grant waivers of Plan terms, conditions, restrictions, and limitations; (l) accelerate the vesting, exercise, or payment of an Award, other than Awards made under
Article 10, or the Performance Period, Performance Cycle or Unit Period of an Award when such action or actions would be in the best interest of the Company;
(m) grant Awards in replacement of Awards previously granted under this Plan or any other executive compensation plan of the Company; (n) establish and administer the Performance Goals and certify whether, and to what extent, they have been attained; and (o) take any and all other action it deems necessary or advisable for the proper operation or administration of the Plan.

4.3 Discretionary Authority. The Committee shall have full discretionary authority in all matters related to the discharge of its responsibilities and the exercise of its authority under the Plan including without limitation its construction of the terms of the Plan and its determination of eligibility for participation and Awards under the Plan. It is the intent of the Plan that the decisions of the Committee and its action with respect to the Plan shall be final, binding and conclusive upon all persons having or claiming to have any right or interest in or under the Plan.

4.4 Section 162(m) of the Code. With regard to all Covered Employees, the Plan shall, for all purposes, be interpreted and construed so as to ensure compliance with Section 162(m) of the Code.

4.5 Action by the Committee. The Committee may act only by a majority of its members. Any determination of the Committee may be made, without a meeting, by a writing or writings signed by all of the members of the Committee. In addition, the Committee may authorize any one or more of its members or the General Counsel of the Company to execute and deliver documents on behalf of the Committee.

4.6 Delegation of Authority. The Committee may delegate some or all of its authority under the Plan to any person or persons provided that any such delegation be in writing; provided, however, that only the Committee may select and grant Awards to Participants who are subject to Section 16 of the Exchange Act or are Covered Employees.

ARTICLE 5 - FORMS OF AWARDS

5.1 In  General.  Awards may be paid in the form of stock  options  pursuant  to
Article 7, Performance Awards in cash or deferred compensation denominated in shares of Common Stock share units pursuant to Article 8, Units in the form of Common Stock or cash pursuant to Article 9, and cash, Common Stock, Deferral Restricted Stock, and Deferral Stock Options pursuant to Article 10. All Awards shall be subject to the terms, conditions, restrictions and limitations of the Plan. The Committee may, in its sole judgment, subject an Award, except awards granted pursuant to Article 10, to such other terms, conditions, restrictions and/or limitations (including, but not limited to, the time and conditions of exercise and restrictions on transferability and vesting), provided they are not inconsistent with the terms of the Plan. Awards under a particular Article of the Plan need not be uniform. Any combination of Awards may be granted at one time and on more than one occasion to the same Key Employee or Nonemployee Director. For purposes of the Plan, the value of any Award granted in the form of Common Stock shall be the closing price at which a share of Common Stock shall have been sold on the date of the grant's Effective Date, or on the next preceding trading day if such date was not a trading date, on the primary securities exchange on which the Common Stock is then traded.

ARTICLE 6 - SHARES SUBJECT TO PLAN

6.1 Available Shares. The maximum number of shares of Common Stock that shall be available for grant of Awards under the Plan during its term, shall not exceed 1,000,000. (Such amount shall be subject to adjustment as provided in Section 6.2.) Any shares of Common Stock subject to Awards that terminate by expiration, forfeiture, cancellation or surrender for any reason without the issuance of such shares shall become again available for grant under the Plan; provided that if such shares of Common Stock subject to Awards are settled in cash in lieu of Common Stock or are exchanged with the Committee's permission for Awards not involving Common Stock, such shares shall not be available again for grant under the Plan. The maximum number of shares available for issuance under the Plan shall not be reduced to reflect any dividends or dividend equivalents that are reinvested into additional shares of Common Stock.

6.2        Adjustment to Shares.

           6.2.1 In General. The provisions of this Subsection 6.2.1 are subject to the limitation contained in Subsection 6.2.2. If there is any change in the number of outstanding shares of Common Stock through the declaration of stock dividends, stock splits or the like, the number of shares available for Awards, the shares subject to any Award, the number of Common Stock share units held in a three-year or five-year deferral compensation account and the option prices or exercise prices of Awards shall be automatically adjusted. If there is any change in the number of outstanding shares of Common Stock through any change in the capital account of Integon, or through a merger, consolidation, separation (including a spin-off or other distribution of stock or property), reorganization (whether or not such reorganization comes within the meaning of such term in Section 368(a) of the Code) or partial or complete liquidation, the Committee shall make appropriate adjustments in the maximum number of shares of Common Stock which may be issued under the Plan and any adjustments and/or modifications to outstanding Awards as it, in its sole discretion, deems appropriate. In the event of any other change in the capital structure or in the Common Stock of Integon, the
           Committee shall also be authorized to make such appropriate adjustments in the maximum number of shares of Common Stock available for issuance under the Plan and any adjustments and/or modifications to outstanding Awards as it, in its sole discretion, deems appropriate. The maximum number of shares available for issuance under the Plan shall be automatically adjusted to the extent necessary to reflect any dividend equivalents paid in the form of Common Stock.

           6.2.2 Covered Employees. In no event shall the Award of any Participant who is a Covered Employee be adjusted pursuant to Subsection 6.2.1 to the extent it would cause such Award to fail to qualify as "performance-based compensation" under Section 162(m) of the Code.

ARTICLE 7 - STOCK OPTIONS

7.1 In General. Awards may be granted by the Committee to Key Employees and Nonemployee Directors in the form of non-qualified stock options (i.e., stock options that are not incentive stock options within the meaning of Section 422 of the Code). All Awards under the Plan granted to Covered Employees in the form of stock options are intended to qualify as "performance-based compensation" under Section 162(m) of the Code.

7.2 Terms and Conditions of Stock Options. A stock option shall be exercisable in whole or in such installments and at such times as may be determined by the Committee and may contain such other terms and conditions as determined by the Committee. All stock options granted under this Plan shall expire no later than 10 years after the Effective Date of such option. The price at which Common Stock may be purchased upon exercise of a stock option shall be not less than 100% of the fair-market value of the Common Stock, as determined by the Committee, on the Effective Date of the option.

7.3 Option Agreements. Each Award of a stock option under this Plan shall be evidenced by a written agreement (a "Stock Option Agreement") signed by the Participant and containing such terms and conditions as the Committee may determine from time to time pursuant to this Plan.

7.4 Additional Terms and Conditions. The Committee may, by way of the Stock Option Agreement or otherwise, establish such other terms, conditions, restrictions and/or limitations, if any, with respect to any stock option Award, provided they are not inconsistent with the Plan.

7.5 Exercise. Upon exercise, the option price of a stock option may be paid in cash, shares of Common Stock, a combination of the foregoing, or such other consideration as the Committee may deem appropriate. The Committee shall establish appropriate methods for accepting Common Stock, whether restricted or unrestricted, and may impose such conditions as it deems appropriate on the use of such Common Stock to exercise a stock option. Subject to Section 11.1, stock options awarded under the Plan may be exercised by way of a broker-assisted exercise program, provided such program is available at the time of the option's exercise. The Committee may permit a Participant to satisfy any amounts required to be withheld under the applicable federal, state, and local tax laws in effect from time to time by electing to have the Company withhold a portion of the shares of Common Stock to be delivered for the payment of such taxes.

7.6 Termination of Employment or Service. Stock options granted to a Key Employee under Article 7 of this Plan that remain outstanding on the date of such Key Employee's termination of employment with the Company shall cease to be exercisable and shall terminate and be forfeited on the date of such Employee's termination of employment, except as otherwise provided in this Section 7.6 and
Section 7.8. Stock options granted to a Nonemployee Director under Article 7 of this Plan that remain outstanding on the date of such Nonemployee Director's termination of Service shall cease to be exercisable and shall terminate and be forfeited on the date of such Nonemployee Director's termination of Service, except as otherwise provided in this Section 7.6 and Section 7.8. Notwithstanding the foregoing, (i) stock options granted under Article 7 of this Plan to a Key Employee, who immediately prior to acceptance of employment with the Company served as a Nonemployee Director, shall continue to be exercisable after the date of such Key Employee's termination of employment if at such time such Key Employee continues to serve as a Director and (ii) such stock options shall cease to be exercisable and shall terminate and be forfeited on the date of such Participant's termination of Service, except as otherwise provided in this Section 7.6 and Section 7.8. To the extent permitted under Rule 16b-3, on the date of a Participant's termination of employment or Service with the Company because of death, Disability or Retirement, all of such Participant's unexercised stock options granted under this Plan shall remain exercisable, to the extent such options were exercisable at the time of termination, for an additional period of up to one year after the date of such Participant's termination (but in no event beyond the original expiration date of such stock options). If a Participant's employment or Service with the Company terminates for any other reason, other than for Cause, all of such Participant's unexercised stock options granted under this Plan shall remain exercisable for a period of up to 90 days after the Participant's termination (but not beyond the original expiration date of such options) to the same extent as they were exercisable on the date of Participant's termination.

7.7 No Shareholder Rights. A Participant shall have neither rights to dividends nor other rights of a shareholder with respect to stock options granted under this Plan until such Participant has exercised the option and received shares of Common Stock upon payment in full.

7.8 Change in Control. Notwithstanding any contrary provision in the Plan, upon a Change in Control, no additional terms, conditions, restrictions, or limitations shall be placed upon any stock option granted under this Article 7, and each stock option outstanding shall become immediately exercisable as to all of the shares of Common Stock covered thereby. In addition, upon a Change in Ownership, each outstanding stock option granted under this Article 7 shall be converted into the right to receive, as soon as practicable but in no event later than thirty (30) days after the Change in Ownership, for each share of Common Stock purchasable under such stock option an amount in cash equal to the difference between the Change In Control Price and the per share exercise price of such stock option. In the event that the exercise price of an outstanding stock option is equal to or greater than the Change In Control Price, such stock option shall have a value of zero, shall be cancelled, and the owner thereof shall not be entitled to receive any payment.

7.9 Maximum Award Payable. Notwithstanding any provision contained in the Plan to the contrary, the maximum number of shares of Common Stock for which stock options may be granted under the Plan in any calendar year to any one Participant is 45,000 shares of Common Stock.

ARTICLE 8 - PERFORMANCE AWARD PROGRAM

8.1 Eligibility. Only Key Employees shall be eligible to receive Performance Awards. Within the first 90 days of a Performance Period (or, if longer, within the maximum period allowed under Section 162(m) of the Code), the Committee shall select those Key Employees who will be Participants for such Performance Period. However, designation of a Key Employee as a Participant for a Performance Period shall not in any manner entitle the Participant to receive a Performance Award for the Performance Period. The entitlement of any Participant to payment of a Performance Award for such Performance Period shall be decided solely in accordance with the provisions of this Article 8. Moreover, designation of a Key Employee as a Participant for a particular Performance Period shall not require designation of such Key Employee as a Participant in any subsequent Performance Period, and designation of one Key Employee as a Participant shall not require designation of any other Key Employee as a Participant in such Performance Period or in any other Performance Period. All of the Performance Awards issued under the Performance Award Program to Covered Employees are intended to qualify as "performance-based compensation" under
Section 162(m) of the Code.

8.2 Calculation of Performance Incentive Base Salary. Within the first 90 days of a Performance Period (or, if longer, within the maximum period allowed under Section 162(m) of the Code), the Committee shall calculate the Participant's Performance Incentive Base Salary for the Performance Period then beginning. The Performance Incentive Base Salary for any Performance Period shall be the Participant's base salary as of the date the Performance Goal(s) for such Performance Period is set by the Committee. Once the Performance Incentive Base Salary is determined, the Performance Incentive Base Salary will not change for that Performance Period.

8.3 Procedure for Determining Awards. With regard to a particular Performance Period, the Committee shall, using its full discretion, select the length of such Performance Period. Within the first 90 days of a Performance Period (or, if longer, within the maximum period allowed under Section 162(m) of the Code), the Committee shall establish in writing for such Performance Period (i) the specific Performance Criteria that will be used to establish the Performance Goal(s) for such Performance Period and the kind(s) and/or level(s) of such Performance Goal(s) and (ii) an award matrix, detailing the Performance Award for each Participant if such Performance Goals are attained. The amount of a Participant's Performance Award will equal the product of the Participant's Incentive Base Salary and the percentage derived from the award matrix (the "Performance Formula"); provided, however, that in determining the size of an individual Award to be paid for a Performance Period, the Committee may, through the use of Negative Discretion, reduce or eliminate the amount of the Award earned under the Performance Formula for the Performance Period if, in its sole discretion, such reduction or elimination is appropriate.

8.4 Performance Awards: Cash or Deferred Compensation. Of the Performance Award determined to be payable for any Participant at the end of any Performance Period, 20% must be placed into a deferred compensation account that is denominated in Common Stock share units. The deferred compensation may be a three-year account or a five-year account, at the Participant's election. Each Participant shall have the option to receive the remaining 80% of the Performance Award in any combination of the following three forms: cash, a credit to a three-year deferred compensation account that is denominated in Common Stock share units or a five-year deferred compensation account that is denominated in Common Stock share units. Each Participant who has received an award in a year shall make and deliver to the Company by December 31 of such year a written election with respect to the next year as to such method of payment of the Performance Award that may be granted for such next year and each other Participant shall make and deliver to the Company a written election as to the method of payment of a Performance Award within 10 days after receipt of written notice that such Participant is eligible to receive a Performance Award. Unless otherwise changed in writing by a Participant, the most recent annual election made by a Participant shall apply to subsequent years. Amounts contributed to a Participant's three-year deferred compensation account for a particular Performance Award shall be denominated in Common Stock share units as follows: the amount of cash compensation credited to the three-year deferred compensation account shall be multiplied by 1.5 and divided by average of the closing price (the "Award Date Price") per share of Common Stock, on the primary securities exchange on which shares of Common Stock are traded, over the final 30 calendar days of the Performance Period for which the Performance Award was made. Amounts contributed to a Participant's five-year deferred compensation account for a particular Performance Award shall be denominated in Common Stock share units as follows: the amount of cash compensation credited to five-year deferred compensation account shall be multiplied by 2.0 and divided by the Award Date Price. The amount of share units credited to either a three-year deferred compensation account or the five-year deferred compensation account in excess of the quotient of (i) the cash compensation credited to such account with respect to a particular Performance Award divided by (ii) the applicable Award Date Price is defined as the "Restricted Performance Amount", and such quotient is defined as the "Vested Performance Amount." The final day of the Performance Period for a Performance Award is defined as the "Award Date."

           8.4.1       Any amounts that the Participant elects, pursuant to
           Section 8.4, be paid in cash shall be paid on the Award Payment Date;

           8.4.2 Amounts credited to a Participant's three-year deferred compensation account with respect to a particular Performance Award shall be paid to the Participant promptly after the third anniversary of the Award Date of such Performance Award. At the election of the Participant, submitted in writing prior to such third anniversary, such amounts shall be paid in shares of Common Stock equal to the Common Stock share units credited to such account or in cash in an amount equal to the product of the number of Common Stock share units credited to such account multiplied by the closing trading price per share of Common Stock on the primary securities exchange on which the Common Stock is traded on such third anniversary date (or, if such date is not a trading day, the next preceding trading day).

           8.4.3 Amounts credited to a Participant's five-year deferred compensation account with respect to a particular Performance Award shall be paid to the Participant promptly after the fifth anniversary of the Award Date of such Performance Award. At the election of the Participant, submitted in writing prior to such fifth anniversary, such amounts shall be paid in shares of Common Stock equal to the Common Stock share units credited to such account or in cash in an amount equal to the product of the number of Common Stock share units credited to such account multiplied by the closing trading price per share of Common Stock on the primary securities exchange on which the Common Stock is traded on such fifth anniversary date (or, if such date is not a trading day, the next preceding trading day).

8.5 Deferred Compensation Accounts: Terms and Conditions. Deferred Compensation Accounts and shares of Common Stock to be issued pursuant thereto shall be subject to the following terms and conditions:

           8.5.1 Except as provided in this Section 8.5, the Participant shall not have, with respect to the Common Stock share units credited to a three-year or five-year deferred compensation account, any of the rights of a shareholder of the Company holding shares of the Common Stock; provided, however, that in the event of the payment of any cash dividends on the Common Stock based on a record date occurring while amounts are credited to a three-year or five-year deferred compensation account, the amount of such account shall be increased by a number of Common Stock share units equal to the quotient of the amount of such cash dividend per share of Common Stock divided by the closing price per share of Common Stock on the primary securities exchange on which the Common Stock is traded on the record date for such dividend, or the next preceding trading day if such record date is not a trading day on such exchange.

           8.5.2 The Restricted Performance Amount with respect to a particular Performance Award shall vest on a straight-line basis with such amount credited to a three-year deferred compensation account fully vesting three years after the applicable Award Date and such amount credited to a five-year deferred compensation account fully vesting five years after the applicable Award Date. The Vested Performance Amount shall be fully vested as of the Award Date. Upon a Participant's termination of employment during an unexpired Performance Restriction Period, any amount credited to a three-year or five-year deferred compensation account that has not yet vested shall be forfeited by that Participant.

8.6        Payment of Awards.

           8.6.1 Condition to Receipt of Awards.  Except as provided in Sections
           8.7 and 8.9, a Participant must be employed by the Company on the Performance Period's Award Payment Date to be eligible for an Award for such Performance Period.

           8.6.2 Limitation. A Participant shall be eligible to receive an Award for a Performance Period only if: (i) the Performance Goals for such Performance Period are achieved; and (ii) the Performance Formula as applied against such Performance Goals determines that all or some portion of the Performance Award has been earned by that Participant for the Performance Period.

           8.6.3 Certification. Following the completion of a Performance Period, the Committee shall meet to review and certify in writing whether, and to what extent, the Performance Goals for the Performance Period have been achieved. If the Committee certifies that the Performance Goals have been achieved, it shall, based upon application of the Performance Formula to the Performance Goals for such Performance Period, also calculate and certify in writing for each Participant what percentage of the Performance Award has been earned for the Performance Period. The Committee shall then determine the size of each Participant's Award for the Performance Period.

           8.6.4 Timing of Award Payments. The Performance Awards granted by the Committee for a Performance Period shall be paid to Participants on the Award Payment Date for such Performance Period, subject to deferral pursuant to Section 8.4.

           8.6.5 New Participants. Participants who commence employment by the Company after the Committee's selection of Participants for the Performance Period, as well as Key Employees who are selected by the Committee to be Participants after such date, shall, in the event Awards are paid for the Performance Period, be entitled to a pro rata Award. The amount of the pro rata Award shall be determined by multiplying the Award the Participant would have otherwise been paid if he or she had been a Participant for the entire Performance Period by a fraction, the numerator of which is the number of full months he or she was eligible as a Participant to participate in the Performance Award Program during the Performance Period and the denominator of which is the total number of full months in the Performance Period. For purposes of this calculation, a partial month of participation shall: (i) be treated as a full month of participation to the extent a Participant participates in the Performance Award Program for 15 or more days of such month; and (ii) not be taken into consideration to the extent the Participant participates in the Performance Award Program for less than 15 days of such month.

8.7 Termination of Employment During Performance Period. In the event a Participant's employment terminates prior to the Award Date for a Performance Period, such Participant shall not receive any amount in connection with such Performance Award and such Performance Award shall terminate. Notwithstanding the preceding sentence, if (i) such Participant's employment terminates because of death, Disability or Retirement or (ii) if such Participant served as a Nonemployee Director immediately prior to his acceptance of employment with the Company, upon the termination of such employment prior to the Award Date for a Performance Period, such Participant shall receive, if Awards are paid for such Performance Period, a pro rata Performance Award determined by multiplying the Performance Award the Participant would have otherwise been paid if he or she had been a Participant through the Award Date for the Performance Period by a fraction, the numerator of which is the number of full months he or she was a Participant during such Performance Period and the denominator of which is the total number of full months in the Performance Period. For purposes of this calculation, a partial month of participation shall: (1) be treated as a full month of participation to the extent a Participant participates in the Performance Award Program on 15 or more days of such month; and (2) not be taken into consideration to the extent the Participant participates in the Performance Award Program for less than 15 days of such month. Such pro rata Performance Award shall be paid in the form of cash no more than 120 days after the Award Payment Date for such Performance Award.

8.8 Maximum Award Payable. Notwithstanding any provision contained in the Plan to the contrary, the maximum Performance Award payable to any one Participant under the Plan for a Performance Period, before adjustments to account for deferral of payment pursuant to Section 8.4 is $700,000.

8.9        Change of Control, Liquidation or Dissolution.

           8.9.1 Dissolution, Liquidation. In the event of a proposed dissolution or liquidation of the Company, all vested amounts in a three-year or five-year deferred compensation account shall be paid to the Participants in cash in an amount equal to the product of (i) the sum of the Vested Performance Amount plus the vested portion of the Restricted Performance Amount multiplied by (ii) the Change in Control Price, as though such dissolution or liquidation constituted a Change in Control. All other amounts in such account shall be forfeited.

           8.9.2 Change in Control; Current Awards. Upon a Change in Control, any Participant in the Performance Award Program shall be paid, as soon as practicable but in no event later than thirty (30) days after the Change in Control, for an Award for each Performance Period in which the Participant was selected to participate and during which the Change in Control occurs ("Current Performance Period"). The amount of such payment for an Award shall be determined by assuming that the Performance Goal for such Current Performance Period was attained at a level of 100% or the equivalent thereof and determining the Performance Award that would have been payable for such Performance Period had the Performance Goal been attained at a level of 100% or the equivalent thereof.

           8.9.3 Change in Control; Deferred Compensation. Notwithstanding any contrary provision in the Plan, upon a Change in Control, no additional terms, conditions, restrictions or limitations shall be placed on a three-year or five-year deferred compensation account, and all vested amounts in a three-year or five-year deferred compensation account shall be paid to Participants in cash, in an amount equal to the product of (i) the sum of the Vested Performance Amount plus the vested portion of the Restricted Performance Amount multiplied by (ii) the Change in Control Price. All other amounts in such account shall be forfeited.

ARTICLE 9 - UNIT AWARD PROGRAM

9.1 In General. Awards may be granted by the Committee to Key Employees in the form of Units. All Awards under the Plan granted to Covered Employees in the form of Units are intended to qualify as "performance-based compensation" under
Section 162(m) of the Code.

9.2 Eligibility. Only Key Employees shall be eligible to receive Awards of Units; provided that no Key Employee is eligible to receive an Award of Units in any calendar year in which that Key Employee is a Participant for purposes of a Performance Award under Article 8. Within the first 90 days of any Unit Cycle (or, if longer, within the maximum period allowed under Section 162(m) of the Code), the Committee shall select those Key Employees who will be Participants for purposes of Awards of Units for such Unit Cycle. The entitlement of any Participant to payment of an Award of Units for such Unit Cycle shall be decided solely in accordance with the provisions of this Article 9. Designation of a Key Employee as a Participant for a particular Unit Cycle shall not require designation of such Key Employee as a Participant in any subsequent Unit Cycle, and designation of one Key Employee as a Participant shall not require designation of any other Key Employee as a Participant in such Unit Cycle or in any other Unit Cycle.

9.3 Procedure for Determining Unit Awards. With regard to grants of Units in any particular Unit Cycle, the Committee shall, using its full discretion, within the first 90 days of a Unit Cycle (or, if longer, within the maximum period allowed under Section 162(m) of the Code), establish in writing (i) Multipliers, which shall be a function of Combined Operating Ratio for each Unit Period within the Unit Cycle and Growth in Net Written Premiums for each Unit Period within the Unit Cycle, (ii) the Initial Dollar Value of all Units to be awarded in such Unit Cycle and (iii) the number of Units to be granted to each Participant. In establishing such Multipliers, the Committee shall consider return on equity implied by targeted Combined Operating Ratios and Growth in Net Written Premiums. An example of a chart establishing such Multipliers is attached as Exhibit A hereto.

9.4 Unit Grant Notice. As soon as administratively practicable following a grant of Units to a Key Employee, the Company shall provide such Key Employee a Unit Grant Notice which shall contain, among other things, a copy of the chart adopted by the Committee establishing the Multipliers applicable to such Units, the number of Units granted to the Participant and the Initial Value thereof.

9.5 Nontransferability of Units. No Unit granted pursuant to the Plan shall be transferable otherwise than by will or by the laws of descent and distribution or pursuant to a qualified domestic relations order as defined by the Code.

9.6 Additional Terms and Conditions. The Committee may, by way of the Unit Grant Notice or otherwise, establish other terms, conditions, restrictions and/or limitations, if any, with respect to any grant of Units, provided they are not inconsistent with the Plan.

9.7        Valuation and Payment of Units.

           9.7.1 Annual Certification. Following the completion of a Unit Period for any Unit, the Committee shall meet to review and certify in writing the determination of the applicable Multiplier for such Unit. Based upon such Multiplier so calculated, the Committee shall calculate and notify each Participant of the Annual Dollar Value of the Unit. In the event the Multiplier for any Unit Period is zero, the value of the Units to which such Multiplier applies shall be zero.

           9.7.2 Three-year Certification. Upon the determination of the Annual Dollar Value for the third fiscal year of the Unit Cycle for a Unit, the Committee shall certify in writing the Final Dollar Value of the Unit and notify the Participant thereof.

           9.7.3 Conversion to Common Stock and Rights to Cash. As soon as administratively possible following the certification of the Multiplier applicable to Units for the third year of the Unit Cycle, the Company shall cause to be issued in the name of such Participant, and promptly deliver to such Participant, a certificate (the "Share Certificate") evidencing a number of shares of Common Stock equal to the quotient of (i) sixty percent (60%) of the sum of the Final Dollar Value of such Units divided by (ii) the average closing price per share of the Common Stock over the final 30 calendar days of the Unit Cycle on the primary securities exchange on which such shares are traded, rounded down to the nearest whole share (the remaining dollar amount not so converted into shares of common stock due to rounding is referred to herein as the "Fractional Amount").

           9.7.4 At the time the Share Certificate is delivered to the Participant, the Company shall pay to such Participant in cash an amount equal to forty percent (40%) of the Final Dollar Value of such Units plus the Fractional Amount with respect to Share Certificates then delivered, less applicable withholding for state and federal taxes (including taxes with respect to the Share Certificates).

           9.7.5 If the amount to be paid pursuant to paragraph 9.7.3 with respect to any Units held by such Participant is not sufficient to satisfy the Company's obligation to make withholding, pursuant to applicable federal and state law, for applicable taxes, the Company shall, at the request of the Participant, deduct and withhold from the Share Certificate the whole number of shares of Common Stock having a value (based on the closing price at which a share of Common Stock shall have sold on the final trading day of the Unit Cycle as reported on the listing of the primary securities exchange on which such shares are traded), rounded up to the nearest share, equal to such deficiency and shall deliver, in lieu of the Share Certificate, a new certificate evidencing such remaining shares of Common Stock.

9.8 New Participants. Key Employees selected by the Committee to be Participants for a Unit Cycle who commence employment with the Company after the Committee's initial selection of Participants for the Unit Cycle, as well as Key Employees who are selected by the Committee to be Participants for a Unit Cycle after such date, shall be entitled to a pro rata Award for the Unit Period in which such employment or selection commences. The amount of the pro rata Award shall be determined by multiplying the Award the Participant would otherwise have been paid if he or she had been a Participant for the entire Unit Period (i.e., the Annual Dollar Value for such Unit Period) by a fraction, the numerator of which is the number of full months he or she was eligible as a Participant to participate in the Unit Award Program during the Unit Period and the denominator of which is twelve (12). For purposes of this calculation, a partial month of participation shall: (i) be treated as a full month of participation to the extent a Participant participates in the Unit Award Program for 15 or more days of such month; and (ii) not be taken into consideration to the extent the Participant participates in the Unit Award Program for less than 15 days of such month. The amount of such Award will be deemed the Annual Dollar Value for such Unit Period for the purpose of determining both such amount and the Final Dollar Value.

9.9 Forfeiture Upon Cessation of Employment. A Participant who ceases, at any time before the expiration of the Unit Cycle for any Units awarded to such Participant, to be a full-time employee of the Company (defined as any employee of the Company employed on the basis of 40 hours per work week, or 2,080 hours per year, or the equivalent thereof) for any reason shall forfeit all rights to receive any payment pursuant to this Plan with respect to such Units; provided, however, in the event that cessation of such Participant's employment results from such Participant's death, Disability or Retirement, all Units applicable to such Participant, including Units for which the Unit Cycle shall not have elapsed, for which payment had not previously been made to such Participant pursuant to the term of this Plan shall, upon such event, be converted into the right to receive an amount in cash equal to the sum of (i) with respect to Units awarded to such Participant for which an applicable Unit Period shall have elapsed, the sum of the Annual Dollar Value for each elapsed Unit Period in the Unit Cycle and (ii) with respect to Units awarded to such Participant for which the applicable Unit Period shall not have elapsed, a pro rata portion of the Annual Dollar Value for the then-current Unit Period based on the portion of such Unit Period that had elapsed. Amounts, if any, payable under this Section
9.9 shall be paid as soon as administratively possible; provided that amounts payable hereunder with regard to Units for which the Unit Cycle shall not have elapsed shall not be paid until after the Annual Dollar Value for such Units for such Unit Cycle have been determined pursuant to this Article 9.

9.10       Change of Control, Liquidation or Dissolution.

           9.10.1 Dissolution, Liquidation. In the event of a proposed dissolution or liquidation of the Company, each Unit awarded under the Plan shall terminate as of a date to be fixed by the Committee. At least thirty (30) days' written notice of the date so fixed shall be given to each Participant holding outstanding Units for which a Unit Period has elapsed (or other person entitled to receive payment in respect of such Units). On such date fixed by the Committee, the Company shall make payments to such Participants (or other persons entitled to receive payment in respect of such Units) in cash based on the Final Dollar Value of such Units being the sum of the Annual Dollar Value for such Units for the Unit Periods then elapsed.

           9.10.2 Change in Control. Notwithstanding any contrary provision in the Plan, upon a Change in Control, no additional terms, conditions, restrictions, or limitations shall be placed upon any Award granted under Article 9, and all Units, including Units for which the Unit Period shall not have elapsed, for which payment had not previously been made to a Participant pursuant to the term of this Plan shall, upon the Change of Control, be converted into the right to receive within thirty (30) days after such Change of Control occurs an amount in cash equal to the Final Dollar Value thereof. For the purpose of determining such Final Dollar Value, the Annual Dollar Value of a Unit with respect to any unelapsed Unit Period shall be determined by assuming that the Multiplier for such Unit Period is 100%.

9.11 Maximum Award Payable. Notwithstanding any provision contained in the Plan to the contrary, the maximum Final Dollar Value of Units that may be awarded under the Plan in any calendar year to any Participant is $375,000.

ARTICLE 10 - NONEMPLOYEE DIRECTOR AWARDS

10.1 In General. Nonemployee Directors are eligible to (i) receive automatic grants of shares of Common Stock as part of the compensation for such Nonemployee Directors' Service and (ii) elect to receive Common Stock, Deferral Restricted Stock, or Deferral Stock Options in lieu of other cash compensation for Service.

10.2       Common Stock.

           10.2.1 Awards of Common Stock. Each Nonemployee Director serving as a Director on the next day following the end of Integon's annual shareholder's meeting in each year ("Director Grant Date") shall automatically be awarded 1,650 shares of Common Stock on such Director Grant Date (or a portion of such shares of Common Stock if such Participant did not serve as a Director the entire period between the annual shareholders' meeting preceding the Director Grant Date and the Director Grant Date, which portion of such shares shall equal the portion of such period the Participant did serve as a Director).

           10.2.2 Rule 16b-3(c)(2)(ii)(B). The provisions of Section 10.2 shall not be altered or amended more than once every six months except as necessary to comply with the Code, the Employee Retirement Income Security Act, or the rules and regulations thereunder.

10.3       Common Stock, Deferral Restricted Stock, and Deferral Stock Options.

           10.3.1 Election. Each year, on the date of Integon's scheduled annual shareholders' meeting (or, for Nonemployee Directors whose Initial Election Date shall fall within the period of six months after such scheduled annual meeting, on such Initial Election Date), each Nonemployee Director may, subject to any approval by the shareholders of the Company required by Rule 16b-3, make an irrevocable election to receive, in lieu of all or any part of the cash compensation to which such member would otherwise be entitled as a member of the Board (other than reimbursement of expenses and/or individual meeting fees) for the period from the annual shareholders' meeting to the day prior to the following annual meeting, either (i) Common Stock, (ii) Deferral Restricted Stock or (iii) Deferral Stock Options, but not in any combination of the three, provided, however, that a Participant may make his or her first election on, or at any time prior to, his or her Initial Election Date. An election made hereunder shall be effective, beginning on the Initial Election Date or the annual meeting dates following such a Initial Election Date, for the grant of such number of: (i) shares of Common Stock, (ii) shares of Deferral Restricted Stock or (iii) Deferral Stock Options, as is determined by the Committee at the Effective Date to constitute an amount of Common Stock, Deferral Restricted Stock, or Deferral Stock Options equivalent to the cash compensation elected to be foregone. In making such determination of equivalency for purposes of Common Stock and Deferral Restricted Stock, the Committee shall use the average of the closing price at which a share of Common Stock shall have been traded over the 30 calendar days ending with the date of the grant of such Common Stock or Deferral Restricted Stock on the primary securities exchange on which the Common Stock is then traded. In making such determination of equivalency for purposes of Deferral Stock Options, the Committee shall rely upon the Black-Scholes option pricing model, determining such equivalency as of the Effective Date of such Deferral Stock Option.

           Each such election shall be in writing and shall be delivered to the Secretary of the Company. The Effective Date of any such Deferral Award shall be the date six months after such Nonemployee Director's Initial Election Date and, for subsequent elections on the date of Integon's annual shareholders' meeting, the date six months after such meeting.

           10.3.2        Terms and Conditions of Deferral Restricted Stock.

                         10.3.2.1 Subject to the provisions of the Plan, until the expiration of the Deferral Restriction Period, the Participant shall not be permitted to hold, sell, assign, transfer, pledge or otherwise encumber shares of Deferral Restricted Stock.

                         10.3.2.2 Except as provided in this Section 10.3, the Participant shall have, with respect to the shares of Deferral Restricted Stock, all of the rights of a shareholder of the Company holding shares of the Common Stock, including, if applicable, the right to vote the shares and the right to receive any cash dividends. Dividends payable in Common Stock shall be paid in the form of additional whole shares of Deferral Restricted Stock on which such dividend was paid (based on the closing price per share of the Common Stock on the primary securities exchange which the Common Stock is traded as of the record date for such dividend, or the next preceding trading day if the record date is not a trading day on such exchange), held subject to the same conditions and restrictions of the underlying Deferral Restricted Stock, with any fractional share amounts paid in cash on the payment date of such dividend.

                         10.3.2.3 Except to the extent otherwise provided in this Section 10.3, upon a Participant's termination of Service during an unexpired Deferral Restriction Period, all shares subject to such unexpired Deferral Restriction Period held by that Participant shall be forfeited. In the event of the termination of Service of a Participant in the Deferral Restricted Period because of death, Disability or Retirement, the unexpired Deferral Restriction Period applicable to Deferral Restricted Stock held by that Participant shall lapse and shares of such Deferral Restricted Stock shall become free of all restrictions and become fully vested and transferable. Notwithstanding any contrary provision in the Plan, upon a Change in Control, no additional terms, conditions, restrictions, or limitations shall be placed upon any Deferral Restricted Stock granted under this Article 10, and the unexpired Deferral Restriction Period applicable to each share of Deferral Restricted Stock outstanding under this Plan shall lapse and each share of such Deferral Restricted Stock shall become free of all restrictions and become fully vested and transferable.

                         10.3.2.4 Each Deferral Restricted Stock award shall be confirmed by, and be subject to the terms of, a Deferral Stock Agreement.

                         10.3.2.5 Deferral Restricted Stock Certificates. Shares of Deferral Restricted Stock shall be evidenced in such manner as the Committee may deem appropriate, including book-entry registration or issuance of one or more stock certificates. Any certificate issued in respect of shares of Deferral Restricted Stock shall be registered in the name of such Participant and shall bear an appropriate legend referring to the terms, conditions, and restrictions applicable to such Deferral Restricted Stock, substantially in the following form:

                                  "The transferability of this certificate and the shares of stock represented hereby are subject to the terms and conditions (including forfeiture) of the Integon Corporation Amended and Restated Omnibus Long-Term Performance Incentive Compensation Plan. Copies of such Plan and Agreement are on file at the offices of Integon Corporation, 500 West Fifth Street, Winston-Salem, North Carolina 27152."

                         The Committee may require that the certificates evidencing such shares be held in custody by the Company until the restrictions thereon shall have lapsed and that, as a condition of any Award of Deferral Restricted Stock, the Participant shall have delivered a stock power, endorsed in blank, relating to the Common Stock covered by such Award.

                         If and when the applicable Deferral Restriction Period expires without a prior forfeiture of the Deferral Restricted Stock, unlegended certificates for such shares shall be delivered to the Participant upon surrender of the legended certificates.

           10.3.3        Terms and Conditions of Deferral Stock Options.

                         10.3.3.1 Exercise Price. The price at which Common Stock may be purchased upon exercise of a Deferral Stock Option shall be not less than 100% of the fair-market value of the Common Stock, as determined by the Committee, on the date of grant of such Deferral Stock Options.

                         10.3.3.2 Vesting. Subject to the provisions of Sections
                         10.3.3.3 and 10.3.3.4, after one year from the Effective Date of such Deferral Stock Option, such Deferral Stock Option shall become exercisable for all shares of Common Stock covered thereby.

                         10.3.3.3 Acceleration due to Termination of Service, Change in Control. If the Service of any Participant
                         ends during the one-year period for which cash compensation has been waived, such Participant's rights in such Deferral Stock Option shall be as follows:

                                  10.3.3.3.1 Upon the termination of such Nonemployee Director's Service because of death, Disability or Retirement during such one-year period, each unexercised Deferral Stock Option held by that Nonemployee Director shall become immediately exercisable as to 100% of the shares of Common Stock covered thereby;

                                  10.3.3.3.2   Upon  the   termination  of  such
                                  Nonemployee Director's Service during such one- year period for any reason other than death, Disability or Retirement, a portion of the shares of Common Stock covered thereby shall become immediately exercisable as follows:

                                           10.3.3.3.2.1The   shares   of  Common
                                           Stock  covered  by a  Deferral  Stock
                                           Option  attributable  to the election
                                           to forgo  cash  compensation  for the
                                           one-year   period   in   which   such
                                           Participant's    Service   terminates
                                           shall be  prorated  and  such  Option
                                           shall become immediately  exercisable
                                           to the extent of that  portion of the
                                           shares of Common  Stock  attributable
                                           to the time of Service  during that 1
                                           year period; and

                                           10.3.3.3.2.2 As to the balance of the
                                           shares of Common Stock covered by
                                           such Deferral Stock Option for such
                                           1 year period, such option shall
                                           lapse immediately.

                                  Notwithstanding any contrary provision in the Plan, upon a Change in Control, no additional terms, conditions, restrictions, or limitations shall be placed upon any Deferral Stock Option granted under this Article 10, and each Deferral Stock Option outstanding shall become immediately exercisable as to all of the shares of Common Stock covered thereby. In addition, upon a Change in Ownership, each outstanding Deferral Stock Option granted under this Article 10 shall be converted into the right to receive, as soon as practicable but in no event later than thirty (30) days after the Change in Ownership, for each share of Common Stock purchasable under such Deferral Stock Option an amount in cash equal to the difference between the Change In Control Price and the per share exercise price of such Deferral Stock Option. In the event that exercise price of an outstanding Deferral Stock Option is equal to or greater than the Change In Control Price, such Deferral Stock Option shall have a value of zero, shall be cancelled, and the owner thereof shall not be entitled to receive any payment.

                         10.3.3.4 Term of Exercisability. Once any portion of a Deferral Stock Option becomes exercisable, it shall remain exercisable only for the lesser of (i) 10 years after the date of grant (or such lesser number of years as the Committee shall determine) or (ii) 1 year (or such greater number of years as the Committee shall determine) after the Service of a Participant terminates for any reason.

                         10.3.3.5 Exercise and Payment. Upon exercise, the option price of a Deferral Stock Option may be paid in cash, shares of Common Stock, a combination of the foregoing, or such other consideration as the Committee may deem appropriate. The Committee shall establish appropriate methods for accepting Common Stock, whether restricted or unrestricted, and may impose such conditions as it deems appropriate on the use of such Common Stock to exercise a stock option. Subject to
                         Section 15.8, stock options awarded under the Plan may be exercised by way of a broker-assisted exercise program, provided such program is available at the time of the option's exercise. The Committee may permit a Participant to satisfy any amounts required to be withheld under the applicable federal, state and local tax laws in effect from time to time, by electing to have the Company withhold a portion of the shares of Common Stock to be delivered for the payment of such taxes.

                         10.3.3.6 Option Agreements. Each Award of a Deferral Stock Option under this Plan shall be evidenced by a written agreement signed by the Nonemployee Director and containing such terms and conditions as the Committee may determine from time to time pursuant to this Plan.

           10.3.4 Rule 16b-3 Compliance. The grant of Common Stock, Deferral Restricted Stock, and Deferral Stock Options is intended to comply in all respects with Rule 16b-3(d)(1) of the Exchange Act such that the grant of all Common Stock, Deferral Restricted Stock, and Deferral Election Stock Options issued under the Plan shall be exempt from
           Section 16(b) of the Exchange Act.

ARTICLE 11 - MISCELLANEOUS

11.1 Withholding Taxes. The Company shall be entitled to deduct from any payment under the Plan, regardless of the form of such payment, the amount of all applicable income and employment taxes required by law to be withheld with respect to such payment or may require the Participant to pay to it such tax prior to and as a condition of the making of such payment. In accordance with any applicable administrative guidelines it establishes, the Committee may allow a Participant to pay the amount of taxes required by law to be withheld from an Award by withholding from any payment of Common Stock due as a result of such Award, or by permitting the Participant to deliver to the Company, shares of Common Stock having a fair-market value, as determined by the Committee, equal to the amount of such required withholding taxes.

11.2 Amendments to Awards. The Committee may at any time unilaterally amend any unexercised, unearned, or unpaid Award, except Awards made under Article 10, including, but not by way of limitation, Awards earned but not yet paid, to the extent it deems appropriate; provided, however, that any such amendment which, in the opinion of the Committee, is adverse to the Participant shall require the Participant's consent.

11.3 Regulatory Approvals and Listings. Notwithstanding anything contained in this Plan to the contrary, the Company shall have no obligation to issue or deliver certificates of Common Stock evidencing any Award resulting in the payment of Common Stock prior to (i) the obtaining of any approval from any governmental agent that the Company shall, in its sole discretion, determine to be necessary or advisable, (ii) the admission of such shares to listing on the stock exchange on which the Common Stock may be listed and (iii) the completion of any registration or other qualification of said shares under any state or federal law or ruling of any governmental body that the Company shall, in its sole discretion, determine to be necessary or advisable.

11.4 No Right to Continued Employment or Grants. Participation in the Plan shall not give any Key Employee or Nonemployee Director any right to remain in the employ or Service of the Company. Integon, or, in the case of employment with a Subsidiary, the Subsidiary, reserves the right to terminate any Employee at any time, subject to the provisions of any employment agreement with such Key Employee. Further, except as provided in Article 10, the adoption of this Plan shall not be deemed to give any Key Employee, Nonemployee Director or any other individual any right to be selected as a Participant or to be granted an Award.

11.5 Amendment/Termination. The Committee may suspend or terminate the Plan at any time with or without prior notice. In addition, except as otherwise expressly provided, the Committee may, from time to time and with or without prior notice, amend the Plan in any manner, but may not without shareholder approval adopt any amendment that would require the vote of the shareholders of Integon pursuant to Section 16 of the Exchange Act or Section 162(m) of the Code, but only insofar as such amendment affects Covered Employees. Upon a Change In Control no action, including, but not by way of limitation, the amendment, suspension or termination of the Plan, shall be taken which would affect the rights of any Participant or the operation of the Plan with respect to any Award to which the Participant may have become entitled hereunder on or prior to the date of the Change In Control or to which he or she may become entitled as a result of such Change In Control.

11.6 Governing Law. The Plan shall be governed by and construed in accordance with the laws of the State of North Carolina, except as superseded by applicable federal law.

11.7 No Right, Title, or Interest in Company Assets. No Participant shall have any rights as a shareholder as a result of participation in the Plan until the date of issuance of a stock certificate in his or her name and, in the case of shares of Common Stock, such rights are granted to the Participant under the Plan. To the extent any person acquires a right to receive payments from the Company under the Plan, such rights shall be no greater than the rights of an unsecured creditor of the Company and the Participant shall not have any rights in or against any specific assets of the Company. All of the Awards granted under the Plan shall be unfunded.

11.8 Section 16 of the Exchange Act. In order to avoid any Exchange Act violations, the Committee may, from time to time, impose additional restrictions upon an Award, including but not limited to, restrictions regarding tax withholdings and restrictions regarding the Participant's ability to exercise Awards under any broker-assisted exercise program.

11.9 No Guarantee of Tax Consequences. No person connected with the Plan in any capacity, including, but not limited to, Integon and its Subsidiaries and their directors, officers, agents and employees makes any representation, commitment, or guarantee that any tax treatment, including, but not limited to, federal, state and local income, estate and gift tax treatment, will be applicable with respect to amounts deferred under the Plan, or paid to or for the benefit of a Participant under the Plan, or that such tax treatment will apply to or be available to a Participant on account of participation in the Plan.

11.10 Compliance with Section 162(m). If any provision of the Plan would cause the Awards granted to a Covered Person not to qualify as "performance-based compensation" under Section 162(m) of the Code, that provision, insofar as it pertains to the Covered Person, shall be severed from, and shall be deemed not to be a part of this Plan, but the other provisions hereof shall remain in full force and effect.

11.11 Funding of Cash Payments. The Company shall fund cash payments under this Plan from its general assets and shall not maintain any designated or segregated fund for such purposes.

11.12 Legal Fees. Integon shall pay all legal fees and related expenses incurred by a Participant in seeking to obtain or enforce any payment, benefit or right he or she may be entitled to under the Plan after a Change in Control or a Change in Ownership; provided, however, the Participant shall be required to repay any such amounts to Integon to the extent a court of competent jurisdiction issues a final and non-appealable order setting forth the determination that the position taken by the Participant was frivolous or advanced in bad faith.

                             Exhibit 10.5 Continued

                                    EXHIBIT A

                           SAMPLE CHART OF MULTIPLIERS

                            Combined Operating Ratio


                              FF.0%   EE.5%   EE.0%    DD.5%    DD.0%    CC.5%    CC.0%    BB.5%    BB.0%    AA.5%**
                               ====   ----    -----    -----    -----    -----    -----    -----    -----    -------
               A%*.......                                71.8%   81.9%     91.9%   101.9%   111.9%   122.0%   132.0%
                               ====    ----    -----    -----    -----    -----    -----    -----    -----    -------

               B% .......                                75.7%   86.2%     96.6%   107.0%   117.3%   127.7%   138.0%
                               ====    ----    -----    -----    -----    -----    -----    -----    -----    -------

               C% .......                                79.1%   90.1%    101.0%   111.9%   122.8%   133.5%   144.2%
                               ====    ----    -----    -----    -----    -----    -----    -----    -----    -------

               D% .......                      71.3%     82.7%   94.0%    105.3%   116.6%   127.9%   139.2%   150.4%
                               ====    ----    -----    -----    -----    -----    -----    -----    -----    -------

               E% .......                      73.0%     84.4%   95.9%    107.4%   118.9%   130.4%   141.9%   153.4%
                               ====    ----    -----    -----    -----    -----    -----    -----    -----    -------

Growth in      F% .......                      74.7%     86.3%   97.9%    109.6%   121.3%   132.9%   144.6%   156.3%
                               ====    ----    -----    -----    -----    -----    -----    -----    -----    -------

Net Written    G% .......                      76.4%     88.2%   100.0%   111.8%   123.6%   135.5%   147.3%   159.2%
                               ====    ----    -----    -----    -----    -----    -----    -----    -----    -------

Premiums       H%  .......                     78.2%     90.1%   102.1%   114.1%   126.0%   138.1%   150.1%   162.1%
                               ====    ----    -----    -----    -----    -----    -----    -----    -----    -------

               I% .......                      79.9%     92.1%   104.2%   116.4%   128.5%   140.7%   152.9%   165.1%
                               ====    ----    -----    -----    -----    -----    -----    -----    -----    -------

               J% .......                      81.7%     94.0%   106.4%   118.7%   131.1%   143.4%   155.8%   168.1%
                               ====    ----    -----    -----    -----    -----    -----    -----    -----    -------

               K% .......              70.9%   83.4%     96.0%   108.5%   121.0%   133.6%   146.1%   158.7%   171.2%
                               ====    ----    -----    -----    -----    -----    -----    -----    -----    -------

               L% .......              72.5%   85.2%     97.9%   110.7%   123.4%   136.1%   148.9%   161.6%   174.3%
                               ====    ----    -----    -----    -----    -----    -----    -----    -----    -------

               M% .......     74.1%   87.0%    99.9%    112.9%   125.8%   138.7%   151.7%   164.6%   177.5%
                               ----    ----    -----    -----    -----    -----    -----    -----    -----    -------

               N% .......     75.7%   88.8%   102.0%    115.1%   128.2%   141.3%   154.5%   167.6%   180.7%
                               ----    ----    -----    -----    -----    -----    -----    -----    -----    -------

----------------
* or less

** or greater

No payments shall be due with respect to Units to the extent Growth in Net Written Premiums is less than A%, Combined Operating Ratio is greater than EE.5% or with respect to boxes in the chart left blank.

The foregoing chart has been prepared on an arbitrary basis and is provided to illustrate the application of the Plan. Letters have been substituted for numbers in Growth in Net Written Premiums and Combined Operating Ratio to avoid any implication that the foregoing chart presents a projection of the Company's operating results.


End Exhibit 10.5

Exhibit 10.6

                             AMENDMENT NO. 1 TO THE
                               INTEGON CORPORATION
                              AMENDED AND RESTATED
                          OMNIBUS LONG-TERM PERFORMANCE
                           INCENTIVE COMPENSATION PLAN


1.       Purpose

         The purpose of this Amendment No. 1 (this "Amendment") to the Integon Corporation Amended and Restated Omnibus Long-term Performance Incentive Compensation Plan (the "Plan") is to clarify the treatment of Awards under
Article 8 upon termination of employment of a Participant who served as a Nonemployee Director immediately prior to acceptance of employment with the Company. Terms not otherwise defined herein shall have the meanings given them in the Plan.

2.       Effective Date

         The effective date of this Amendment shall be February 13, 1997.

3.       Certain Revisions to Article 8

         (a) The Plan is hereby amended by adding the following clause to the end of the first sentence of 8.5.2:

         ; provided, however, that with respect to any Participant who served as a Nonemployee Director immediately prior to accepting employment with the Company the Restricted Performance Amount shall be fully vested as of the Award Date.

As so revised, Section 8.5.2 shall read as follows:

         8.5.2 The Restricted Performance Amount with respect to a particular Performance Award shall vest on a straight-line basis with such amount credited to a three-year deferred compensation account fully vesting three years after the applicable Award Date and such amount credited to a five-year deferred compensation account fully vesting five years after the applicable Award Date; provided, however, that with respect to any Participant who served as a Nonemployee Director immediately prior to accepting employment with the Company the Restricted Performance Amount shall be fully vested as of the Award Date. The Vested Performance Amount shall be fully vested as of the Award Date. Upon a Participant's termination of employment during an unexpired Performance Restriction Period, any amount credited to a three-year or five-year deferred compensation account that has not yet vested shall be forfeited by that Participant.

         (b) The Plan is hereby  amended by deleting the first two  sentences of
Section 8.7 in their entirety and replacing them with the following:

         In the event a Participant's employment terminates prior to the Award Date for a Performance Period, such Participant shall not receive any amount in connection with such Performance Award and such Performance Award shall terminate; provided, however, that for the purpose of this
         Section 8.7, the phrase "terminates employment" shall mean, with respect to any Participant who served as a Nonemployee Director immediately prior to accepting employment with the Company, the later of such Participant's termination of employment with the Company or termination of Service. Notwithstanding the preceding sentence, if such Participant terminates employment because of death, Disability or Retirement prior to the Award Date for a Performance Period, such Participant shall receive, if Awards are paid for such Performance Period, a pro rata Performance Award determined by multiplying the Performance Award the Participant would have otherwise been paid if he or she had been a Participant through the Award Date for the Performance Period by a fraction, the numerator of which is the number of full months he or she was a Participant during such Performance Period and the denominator of which is the total number of full months in the Performance Period.

As so revised, Section 8.7 shall read as follows:

         8.7 Termination of Employment During Performance Period. In the event a Participant's employment terminates prior to the Award Date for a Performance Period, such Participant shall not receive any amount in connection with such Performance Award and such Performance Award shall terminate; provided, however, that for the purpose of this Section 8.7, the phrase "terminates employment" shall mean, with respect to any Participant who served as a Nonemployee Director immediately prior to accepting employment with the Company, the later of such Participant's termination of employment with the Company or termination of Service. Notwithstanding the preceding sentence, if such Participant terminates employment because of death, Disability or Retirement prior to the Award Date for a Performance Period, such Participant shall receive, if Awards are paid for such Performance Period, a pro rata Performance Award determined by multiplying the Performance Award the Participant would have otherwise been paid if he or she had been a Participant through the Award Date for the Performance Period by a fraction, the numerator of which is the number of full months he or she was a Participant during such Performance Period and the denominator of which is the total number of full months in the Performance Period. For purposes of this calculation, a partial month of participation shall:
         (1) be treated as a full month of participation to the extent a Participant participates in the Performance Award Program on 15 or more days of such month; and (2) not be taken into consideration to the extent the Participant participates in the Performance Award Program for less than 15 days of such month. Such pro rata Performance Award shall be paid in the form of cash no more than 120 days after the Award Payment Date for such Performance Award.

End Exhibit 10.6

                                  Exhibit 10.7

                               INTEGON CORPORATION
                         EXECUTIVE SALARY DEFERRAL PLAN


ARTICLE 1 - PURPOSE AND TERM OF PLAN

1.1 Purpose. The purposes of the Plan are to permit selected Key Employees of the Company the opportunity to defer receipt of salary for three to five years, with the amount thereof treated as phantom stock units during the period of deferral. Accordingly, the Plan is intended to aid the Company in attracting and retaining superior individuals to serve as Key Employees by providing a flexible compensation program.

1.2 Term. The Plan shall become effective as of January 22, 1997 and no election to defer any payment of salary shall be made under the Plan with respect to salary to be paid in the ordinary course after December 31, 2006.

ARTICLE 2 - DEFINITIONS

2.1        Board.  "Board" means the Board of Directors of Integon.

2.2        Change In Control.  "Change In Control" means the following:

           2.2.1 A tender offer or exchange offer is made whereby the effect of such offer is to take over and control the affairs of Integon and such offer is consummated for the ownership of securities of Integon representing 50% or more of the combined voting power of Integon's then-outstanding voting securities;

           2.2.2 Integon is merged or consolidated with another corporation and, as a result of such merger or consolidation, outstanding securities representing less than 50% of the voting power of the surviving or resulting corporation shall then be owned in the aggregate by the former stockholders of Integon other than affiliates within the meaning of the Exchange Act of any party to such merger or consolidation;

           2.2.3 Integon transfers all or substantially all of its assets to another corporation or entity that is not a wholly owned Subsidiary of Integon;

           2.2.4 Any "person" (as such term is used in Sections 3(a)(9) and 13(d)(3) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of Integon representing 50% or more of the combined voting power of Integon's then-outstanding securities; or

           2.2.5 As the result of a tender offer, merger, consolidation, sale of assets, or contested election, or any combination of such transactions, the persons who were members of the Board immediately before the transaction cease to constitute at least a majority thereof.

2.3 Change In Control Price. "Change In Control Price" means the highest closing price per share paid for the purchase of Common Stock during the ninety (90) day period ending on the date the Change In Control occurs on the primary securities exchange on which the Common Stock is then traded, or the merger or tender price if higher.

2.4 Committee. "Committee" means the Compensation and Personnel Committee of the Board, unless and until its members are not qualified to serve on the Committee pursuant to the provisions of the Plan, in which case the Board will designate the members of the Committee; provided that the Committee shall at all times consist of two or more Directors, each of whom is both a "disinterested person" within the meaning of Rule 16b-3 under the Exchange Act and an "outside director" within the meaning of the definition of such term as contained in Treasury Regulation Section 1.162-27(e)(3), or any successor definition; provided further that no Director shall be appointed a member of the Committee who has received any Award other than an Award under Article 10 of the Integon Corporation Amended and Restated Omnibus Long-term Performance Incentive Compensation Plan, as amended from time to time (the "Omnibus Plan"), in the year prior to such appointment; provided further that no Committee member may receive an Award other than pursuant to Article 10 of the Omnibus Plan.

2.5 Common Stock. "Common Stock" means common stock, $.01 par value per share, of Integon, which may be newly issued shares, shares issued and outstanding, treasury stock or shares owned by a Subsidiary.

2.6 Company. "Company" means Integon and its Subsidiaries.

2.7 Integon. "Integon" means Integon Corporation, a Delaware corporation.

2.8 Key Employee. "Key Employee" means a senior level employee of the Company who holds a position of responsibility in a managerial, administrative, or professional capacity.

2.9 Participant. "Participant" means any Key Employee who has been selected to be eligible to participate in the Plan.

2.10 Plan. "Plan" means this Integon Corporation Executive Salary Deferral Plan.

2.11 Subsidiary. "Subsidiary" means a corporation or other business entity in which Integon directly or indirectly has an ownership interest of 50% or more.

ARTICLE 3 - ELIGIBILITY

3.1 In General. Only Key Employees are eligible to participate in the Plan. The Committee shall select, from time to time, Participants from those Key Employees who, in the opinion of the Committee, can further the Plan's purposes. Once a Participant is so selected, the Committee shall promptly notify the Participant of eligibility.

ARTICLE 4 - PLAN ADMINISTRATION

4.1 Responsibility. The Committee shall have total and exclusive responsibility to control, operate, manage, and administer the Plan in accordance with its terms.

4.2 Authority of the Committee. The Committee shall have all the authority that may be necessary or helpful to enable it to discharge its responsibilities with respect to the Plan. Without limiting the generality of the preceding sentence, the Committee shall have the exclusive right to: (a) interpret the Plan; (b) determine eligibility for participation in the Plan; (c) construe any ambiguous provision of the Plan; (d) correct any defect; (e) supply any omission; (f) reconcile any inconsistency; (g) issue administrative guidelines as an aid to the administration of the Plan and make changes in such guidelines as it from time to time deems proper; (h) make regulations for carrying out the Plan and make changes in such regulations as it from time to time deems proper; (i) to the extent permitted under the Plan, grant waivers of Plan terms, conditions, restrictions, and limitations; (j) accelerate the vesting, exercise, or payment of an Award when such action or actions would be in the best interest of the Company; and (k) take any and all other action it deems necessary or advisable for the proper operation or administration of the Plan.

4.3 Discretionary Authority. The Committee shall have full discretionary authority in all matters related to the discharge of its responsibilities and the exercise of its authority under the Plan including without limitation its construction of the terms of the Plan and its determination of eligibility for participation and Awards under the Plan. It is the intent of the Plan that the decisions of the Committee and its action with respect to the Plan shall be final, binding and conclusive upon all persons having or claiming to have any right or interest in or under the Plan.

4.4 Action by the Committee. The Committee may act only by a majority of its members. Any determination of the Committee may be made, without a meeting, by a writing or writings signed by all of the members of the Committee. In addition, the Committee may authorize any one or more of its members or the General Counsel of the Company to execute and deliver documents on behalf of the Committee.

4.5 Delegation of Authority. The Committee may delegate some or all of its authority under the Plan to any person or persons provided that any such delegation be in writing.

ARTICLE 5 - DEFERRED SALARY PROGRAM

5.1 Election to Defer Compensation. Promptly upon receipt of notice to a Participant of eligibility to participate in the Plan, such Participant shall deliver to the General Counsel of the Company written notice of such Participant's election to defer, in accordance with the terms of the Plan, some or all of the salary payments to be received by such Participant. Such election shall be effective with respect to the regular pay period next commencing after the date of such notice from the Participant, and may be amended in writing at any time, which amendments shall be effective with respect to salary to be paid in the regular pay period next commencing after the Company's receipt of such amendment. In addition, the Participant's notice of election, and any amendment thereto, shall set forth the percentage of the Participant's salary to be placed in a three-year deferred compensation account that is denominated in Common
Stock share units and the percentage of salary to be placed in a five-year deferred compensation account that is denominated in Common Stock share units. Any portion of salary that is not to be deferred shall be paid in accordance with the Company's regular pay procedures. Unless otherwise changed in writing by a Participant, the most recent election made by a Participant shall apply to subsequent periods. Amounts contributed to a Participant's three-year deferred compensation account or five-year deferred compensation account for a particular pay period shall be denominated in Common Stock share units as follows: the amount of cash compensation credited to such deferred compensation account shall be divided by the closing price per share of Common Stock on the primary securities exchange on which shares of the Common Stock are traded as of the date that written notice of election to defer is received by the Company's General Counsel from the Participant (or the next succeeding trading day if such day is not a trading day on such exchange). The date on which such payment of salary would otherwise be made is defined as the "Deferral Date."

5.2 Payment of Deferred Compensation. The amount of salary elected to be deferred pursuant to the Plan shall be paid as follows:

           5.2.1 Except as provided in Section 5.2.3, amounts credited to a Participant's three-year deferred compensation account with respect to a particular pay period shall be paid to the Participant promptly after the third anniversary of the Deferral Date with respect to such pay period. Such amounts shall be paid in cash, subject to applicable withholding, in an amount equal to the product of the number of Common Stock share units credited to such account for such pay period multiplied by the closing trading price per share of Common Stock on the primary securities exchange on which the Common Stock is traded on such third anniversary date (or, if such date is not a trading day, the next preceding trading day).

           5.2.2 Except as provided in Section 5.2.3, amounts credited to a Participant's five-year deferred compensation account with respect to a particular pay period shall be paid to the Participant promptly after the fifth anniversary of the Deferral Date with respect to such pay period. Such amounts shall be paid in cash, subject to applicable withholding, in an amount equal to the product of the number of Common Stock share units credited to such account for such pay period multiplied by the closing trading price per share of Common Stock on the primary securities exchange on which the Common Stock is traded on such fifth anniversary date (or, if such date is not a trading day, the next preceding trading day).

           5.2.3 A Participant may elect to defer receipt of amounts payable pursuant to the Plan for one additional year by providing to the Company, at least one year prior to the scheduled date for payment of any amount hereunder, written notice of the Participant's election to defer receipt for an additional one-year period. The final day of each such additional one-year period is referred to as the "Termination Date." Amounts credited to a Participant's three-year or five-year deferred compensation account the payment of which has been so deferred shall be paid to the Participant promptly after the Termination Date in cash, subject to applicable withholding, in an amount equal to the product of the number of Common Stock share units credited to such account the payment of which has been so deferred until such Termination Date multiplied by the closing trading price per share of Common Stock on the primary securities exchange on which the Common Stock is traded on such Termination Date (or, if such date is not a trading day, the next preceding trading day).

5.3        No Rights as Stockholder; Adjustments.

           5.3.1 The Participant shall not have, with respect to the Common Stock share units credited to a three-year or five-year deferred compensation account, any of the rights of a stockholder of Integon holding shares of the Common Stock; provided, however, that in the event of the payment of any cash dividends on the Common Stock based on a record date occurring while amounts are credited to a three-year or five-year deferred compensation account or the payment of which has been deferred pursuant to Section 5.2.3, the amount of such account shall be increased by a number of Common Stock share units equal to the quotient of the amount of such cash dividend per share of Common Stock divided by the closing price per share of Common Stock on the primary securities exchange on which the Common Stock is traded on the record date for such dividend, or the next preceding trading day if such record date is not a trading day on such exchange.

           5.3.2 If there is any change in the number of outstanding shares of Common Stock through the declaration of stock dividends, stock splits or the like, the number of Common Stock share units held in deferred compensation accounts shall be appropriately adjusted. In the event of any other change in the capital structure or in the Common Stock of Integon, the Committee shall also be authorized to make such appropriate adjustments in amounts held in deferred compensation accounts.

5.4        Change of Control, Liquidation or Dissolution.

           5.4.1 In the event of a proposed dissolution or liquidation of the Company or upon a Change in Control, all amounts in a three-year or five-year deferred compensation account shall be paid to the Participants in cash in an amount equal to the product of (i) the sum of the amounts held in such deferred compensation accounts (denominated in Common Stock share units multiplied by (ii) the Change in Control Price, as though such dissolution or liquidation constituted a Change in Control.

           5.4.2 Notwithstanding any contrary provision in the Plan, upon a Change in Control, no additional terms, conditions, restrictions or limitations shall be placed on a three-year or five-year deferred compensation account.

ARTICLE 6 - MISCELLANEOUS

6.1 Withholding Taxes. The Company shall be entitled to deduct from any payment under the Plan, regardless of the form of such payment, the amount of all applicable income and employment taxes required by law to be withheld with respect to such payment or may require the Participant to pay to it such tax prior to and as a condition of the making of such payment.

6.2 Amendment/Termination. The Committee may suspend or terminate the Plan at any time with or without prior notice. In addition, except as otherwise expressly provided, the Committee may, from time to time and with or without prior notice, amend the Plan in any manner.

6.3 Governing Law. The Plan shall be governed by and construed in accordance with the laws of the State of North Carolina.

6.4 No Guarantee of Tax Consequences. No person connected with the Plan in any capacity, including, but not limited to, Integon and its Subsidiaries and their directors, officers, agents and employees makes any representation, commitment, or guarantee that any tax treatment, including, but not limited to, federal, state and local income, estate and gift tax treatment, will be applicable with respect to amounts deferred under the Plan, or paid to or for the benefit of a Participant under the Plan, or that such tax treatment will apply to or be available to a Participant on account of participation in the Plan.

6.5 Funding of Cash Payments. The Company shall fund cash payments under this Plan from its general assets and shall not maintain any designated or segregated fund for such purposes.

End Exhibit 10.7

                                  Exhibit 10.8

--------------------------------------------------------------------------------
INTEGON                                            FUNCTION:  HUMAN RESOURCES
OPERATING POLICY
--------------------------------------------------------------------------------
================================================================================
                   DISTRIBUTION:                  All Employees
MEMO NO.           RELEASE DATE:                  01/97
HR 1910            EFFECTIVE DATE:                02/01/97          PAGE 1 OF 7
                   SUPERSEDES POLICY DATED:       03/93
================================================================================
SUBJECT:    SEVERANCE
--------------------------------------------------------------------------------

 1.  PURPOSE:
     -------
     To provide financial assistance to certain employees whose services are no longer needed and who are permanently separated from Integon Corporation (hereinafter collectively referred to as the "Company"), at the Company's choice and through no fault of their own; provided that such employees comply with the terms and conditions set forth in this policy. This policy neither constitutes an employment contract nor a contract by the Company to extend severance benefits to any of its employees. Severance payments are not to be viewed as automatic and are not compensation for past services, but instead are intended only as prospective payments that will be offered in the discretion of the Company.

 2.  APPLICABILITY:
     -------------

This Policy applies to all Eligible Employees of the Company.

A. Eligible Employees: Full-time and year round part-time employees who have been employed by the Company and who are permanently separated, at the Company's choice as a result of:

     o Elimination of current job or reduction in the total number of employees in the same department performing the same or similar job.

     o Substantial change in current job duties for which the employee no longer qualifies.

     o Substantial change in current job duties which results in a twenty percent (20%) or more reduction in salary.

     o Declining a geographic transfer to a new job offered to employee upon the elimination of current job as an alternative to termination provided that the expenses associated with the transfer would qualify as deductible moving expenses under the Internal Revenue Code.

B. Ineligible Employees:

1. Any employee covered by an employment agreement, or other written agreement regarding severance pay.

2. Any employee, if the termination is for any of the following reasons:
     a. Discharge for cause as determined by the Company.
     b. Voluntary resignation.
     c.  Retirement.
     d. The sale, exchange or transfer of Company assets to another employer who assumes the operations of the Company if such employer offers employment at the same geographic location or at a location for which the expenses associated with a transfer would not qualify as deductible moving expenses under the Internal Revenue Code and offers employment at a base salary which is at least equal to eighty percent (80%) of the employee's current base salary.
     e. The Company ceases an operation and the same is assumed by another employer if such employer offers employment at the same geographic location or at a location for which expenses associated with a transfer would not qualify as deductible moving expenses under the Internal Revenue Code and offers employment at a base salary which is at least equal to 80% of the employee's current base salary.
     f. Death.
     g. Disability
     h. Failure to return to work following a Family and Medical Leave of
Absence.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
INTEGON                                              FUNCTION:  HUMAN RESOURCES
OPERATING POLICY
--------------------------------------------------------------------------------
================================================================================
                  DISTRIBUTION:                     All Employees
MEMO NO.          RELEASE DATE:                     01/97
HR 1910           EFFECTIVE DATE:                   02/01/97        PAGE 2 OF 7
                  SUPERSEDES POLICY DATED:          03/93
================================================================================
SUBJECT:    SEVERANCE
--------------------------------------------------------------------------------
2.   APPLICABILITY:
     -------------
     (cont.)

3. Any employee who transfers employment to a subsidiary or affiliate of the Company.

4. Any employee who is otherwise eligible but does not execute a severance agreement that includes, among other things, a provision releasing the Company, its subsidiaries and affiliates from any and all claims the employee might have against the Company, its subsidiaries and affiliates including, but not limited to, any claim of discrimination on account of any matter or things whatsoever relating to employee's employment by the Company.

5. In the event that the time for the Eligible Employee to review the severance agreement has not expired before the Eligible Employee's employment terminates, severance benefits will begin on the day following such employee's termination. Provided, however, that if an executed severance agreement is not returned prior to the expiration of time to review such, no further severance payments will be made and all severance payments made must be reimbursed to the Company.

6. Any Eligible Employee who accepts a severance package is obligated to reimburse the Company for the full amount of such payments if the employee subsequently discloses any of the Company's trade secrets, violates any written covenants between the employee and the Company or otherwise engages in conduct that may adversely affect the Company's reputation or business relations.

7. The Company may permanently suspend benefits under severance packages in pay status in the event of the Company, its subsidiaries or affiliates' insolvency, liquidation, or bankruptcy reorganization or in the event the cost of providing such benefits would lead to insolvency, liquidation, or bankruptcy reorganization.

8. Any severance benefits provided by the Company under this policy shall be reduced dollar-for-dollar by any severance, separation, or other termination pay benefit that the Company is required to pay to an Eligible Employee or former employee under any federal or state law (including but not limited to the Worker's Adjustment and Restraining Notification Act "WARN").

3.   POLICY:
     -------
A. Severance pay is computed on the basis of Eligible Employee's base salary (excluding commissions, bonuses, overtime and/or other additional remuneration) at the time of termination.

B. In addition, Eligible Employees will be entitled to receive payment for all earned but unused vacation.

C. In addition, in the event of a termination of employment in connection with a change in control of the Company, as defined in the Amended and Restated Integon Corporation Omnibus Long-Term Performance Incentive Compensation Plan, (the "Omnibus Plan") the Company will make a payment in cash of any award under
Article 9 of the Omnibus Plan that exceeds the maximum award that may be paid out during any performance period under the Omnibus Plan.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
INTEGON                                              FUNCTION:  HUMAN RESOURCES
OPERATING POLICY
--------------------------------------------------------------------------------
================================================================================
               DISTRIBUTION:                     All Employees
MEMO NO.       RELEASE DATE:                     01/97
HR 1910        EFFECTIVE DATE:                   02/01/97           PAGE 3 OF 7
               SUPERSEDES POLICY DATED:          03/93
================================================================================
SUBJECT:   SEVERANCE
--------------------------------------------------------------------------------

3.   POLICY:
     ------
     (cont.)

D. The amount of severance is based on the number of full years' service the Eligible Employee has with the Company as follows:

Years of Service         Weeks of Severance Pay

Less than 1 Year         2 weeks of base salary

1-4 Years                4 weeks of base salary

5-9 Years                1 week of base salary for each year of service plus 4
                         additional weeks of base salary

10-14 Years              1 week of base salary for each year of service plus 8
                         additional weeks of base salary

15 Years and Over        1 week of base salary for each completed year of
                         service plus 12 additional weeks of base salary.

E. Any Assistant Vice President of the Company who is an Eligible Employee, with less than ten (10) years of service will be entitled to receive thirteen (13) weeks of severance pay and will be entitled to receive up to an additional thirteen (13) weeks of supplemental severance pay if the officer is not employed. If an officer has ten (10) years of service or more, the officer will be entitled to receive severance based on the table set forth above; provided however, if the number of weeks of severance does not equal at least twenty-six
(26), and the officer remains unemployed at the end of his scheduled severance period, the officer will be entitled to receive additional weeks of supplemental severance pay so that the maximum total number of weeks of severance pay equals twenty-six (26) weeks. For example, if an Assistant Vice President has eleven
(11) years of service, he/she is entitled to nineteen (19) weeks of severance plus up to an additional seven (7) weeks of supplemental severance pay if the officer is not employed.

If the Officer becomes employed at any time while receiving supplemental severance, the officer will be entitled to continue receiving the difference between the supplemental severance pay and the base salary of the new job, if any, for the remainder of the supplemental severance period. Employment includes self-employment.

F. Any Vice President of the Company who is an eligible employee, with less than fifteen (15) years of service will be entitled to receive twenty-six (26) weeks of severance pay and will be entitled to receive up to an additional twenty-six
(26) weeks of supplemental severance pay if the officer is not employed. If an officer has fifteen (15) years of service or more, the officer will be entitled to receive severance based on the table set forth above; provided however, if the number of weeks of severance does not equal fifty-two (52), and the officer remains unemployed at the end of his scheduled severance period, the officer will be entitled to receive additional weeks of supplemental severance pay so that the maximum total number of weeks of severance pay equals fifty-two (52) weeks. For example, if a Vice President has twenty (20) years of service, he/she is entitled to thirty-two (32) weeks of severance plus up to an additional twenty (20) weeks of supplemental severance pay if the officer is not employed.

If the Officer becomes employed at any time while receiving supplemental severance, the Officer will be entitled to continue receiving the difference between the supplemental severance pay and the base salary of the new job, if any, for the remainder of the supplemental severance period. Employment includes self-employment.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
INTEGON                                              FUNCTION:  HUMAN RESOURCES
OPERATING POLICY
--------------------------------------------------------------------------------
================================================================================
                    DISTRIBUTION:                     All Employees
MEMO NO.            RELEASE DATE:                     01/97
HR 1910             EFFECTIVE DATE:                   02/01/97      PAGE 4 OF 7
                    SUPERSEDES POLICY DATED:          03/93
================================================================================
SUBJECT:   SEVERANCE
--------------------------------------------------------------------------------

3.   POLICY:
     -------
     (cont.)

G. Payments will be made on a semi-monthly basis on the fifteenth (15th) and last day of each month. The Company reserves the right to determine the method of payment. Notwithstanding the foregoing, any Eligible Employee who is not an Officer will receive a lump sum payment of any remaining severance upon written notification to the Company of new employment.

H. In the event of the death of an Eligible Employee during the severance period, all severance payments shall cease.

I. Any debts or monies owed to the Company or its subsidiaries or affiliates by the employee will be deducted from the first severance payment and subsequent severance payments, if necessary, until the amount owed is repaid in full.

J. Benefits:

     1. Long Term Disability benefits will terminate on the last day worked. Life insurance coverage will continue through the severance period. If the severance agreement is not executed life insurance coverage terminates at the end of the conversion period as stated in the policy. Continuance of these coverages are based on the conversion rights of each plan's provisions.

     2. If the eligible employee executes the severance agreement, medical, dental, and vision benefits will continue through the severance pay period and the Company will continue to subsidize the required premium as it does for active employees during this time.

     If the employee qualifies for COBRA at the end of the severance pay period, or if an employee does not execute a severance document (and qualifies for COBRA) the employee may elect to continue benefits provided under COBRA for up to eighteen (18) months or until the employee no longer qualifies for COBRA, whichever is shorter.

4.   ADMINISTRATION AND INTERPRETATION:
     ----------------------------------

A. The Human Resources Department will administer the policy.

B. The Company retains the right to interpret, revise or cancel this policy at any time and without prior notice.

C.  The  Company  shall  in  its  sole  discretion   determine  each  employee's
eligibility and the amount of severance pay.

5.   PLAN DESCRIPTION:
     -----------------

NAME: Severance Policy of Integon Corporation

PLAN ADMINISTRATOR: Integon Corporation

EMPLOYER PLAN IDENTIFICATION NUMBER: 13-3559471

DEPARTMENT OF LABOR NUMBER FOR PLAN: 513

AGENT FOR SERVICE OF LEGAL PROCESS UNDER THE PLAN: Integon Corporation

DATE PLAN YEARS END: 12/31

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
INTEGON                                              FUNCTION:  HUMAN RESOURCES
OPERATING POLICY
--------------------------------------------------------------------------------
================================================================================
                   DISTRIBUTION:                 All Employees
MEMO NO.           RELEASE DATE:                 01/97
HR 1910            EFFECTIVE DATE:               02/01/97           PAGE 5 OF 7
                   SUPERSEDES POLICY DATED:      03/93
================================================================================
SUBJECT:   SEVERANCE
--------------------------------------------------------------------------------

5.   PLAN DESCRIPTION:
     -----------------
     (cont.)

PLAN ADMINISTRATION:

The Board of Directors of Integon Corporation shall have the right at any time to amend or modify the plan, retroactively or otherwise, or to terminate or partially terminate the plan. However, no such amendment or termination shall in any manner impair the rights to receive benefit payments provided for under the plan to any eligible employee who has satisfied all conditions precedent to receiving severance benefits under the plan prior to such amendment. No oral representations by anyone can extend the severance pay policy to provide severance packages not covered by this plan.

The plan document and Summary Plan Description determines all rights and benefits under this plan. A copy of the plan document is available upon request from the Human Resources Department.

ERISA STATEMENT:

As a participant under the Severance Policy of Integon Corporation for Eligible Employees of Integon Corporation (the plan), you are entitled to certain rights and protections under the Employee Retirement Income Security Act of 1974 (ERISA). A copy of the plan document will be on file in the Human Resources Department, P. O. Box 3199, Winston-Salem, NC 27152, and you are free to examine it at any time. You may also obtain a copy of the plan document and other plan information upon written request to Integon. A charge to cover the printing cost of the documents will be made. A summary of the plan's annual financial report will be furnished to each participant as soon as practically possible after the annual filing.

In addition to creating rights for plan participants, ERISA imposes duties upon the people who are responsible for the operation of the plan. The people who operate your plan, called "fiduciaries," have a duty to do so prudently and in the interest of you and other plan participants. No one may fire you or discriminate against you in any way to prevent you from obtaining a benefit or exercising your rights under ERISA. If your claim for a benefit is denied in whole or in part, you must receive a written explanation of the reason for the denial. You have the right to have your claim reviewed and reconsidered.


Under ERISA, there are steps you can take to enforce your rights. For instance, if you request materials from the plan and do not receive them within 30 days, you may file suit in a federal court. In such a case, the court may require the plan administrator to provide the materials and pay you up to $100 a day until you receive the materials, unless the materials were not sent to you because of reasons beyond the control of the administrator. If you have a claim for benefits which is denied or ignored, you may file a suit in a state or federal court. If it should happen that plan fiduciaries misuse the money or you are discriminated against for asserting your rights, you may seek assistance from the U.S. Department of Labor, or you may file a suit in a federal court. The court will decide who should pay court costs and legal fees. If you are successful, the court may order the person you have sued to pay these costs and fees. If you lose, the court may order you to pay these costs and fees. If you have questions about your plan, you should contact the Human Resources Department, Integon, P.O. Box 3199, Winston-Salem, NC 27102-3199. If you have any questions about this statement or about your rights under ERISA, you should contact the nearest Area Office of the Pension Welfare Benefits Administration, Department of Labor.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
INTEGON                                               FUNCTION: HUMAN RESOURCES
OPERATING POLICY
--------------------------------------------------------------------------------
================================================================================
                   DISTRIBUTION:                  All Employees
MEMO               RELEASE DATE:                  01/97
HR 1910            EFFECTIVE DATE:                02/01/97          PAGE 6 of 7
                   SUPERSEDES POLICY DATED:       03/93
================================================================================
SUBJECT:   SEVERANCE
--------------------------------------------------------------------------------

5.   PLAN DESCRIPTION:
     -----------------
     (cont.)

A. Except as otherwise provided in the plan, Integon Corporation has the power and discretion to determine conclusively all questions arising in connection with the administration, interpretation and/or application of the plan, and shall make all determinations as to the right of any potentially eligible, terminated employee to benefits under the plan.

B. If an ex-employee believes that he/she is entitled to a severance package, in whole or in part, he/she must forward a written claim to the Vice President Human Resources at:

6.   CLAIMS PROCEDURES:
     ------------------
Integon Corporation
P. O. Box 3199
Winston-Salem, NC 27102-3199

The claimant's claim should include the following:

1. The claimant's name, address, telephone number, and social security number.

2. The claimant's dates of employment with the Company.

3. The claimant's job title and position with the Company.

4. The reasons for termination of the claimant's employment; and

5. A statement of the reasons why the claimant believes that he/she is entitled to severance pay under the plan.

C. Within ninety (90) days of receipt of the claimant's claim, the Vice President Human Resources will determine whether the claimant is eligible for a severance package, unless special circumstances require an extension of time for an additional ninety (90) days. The Vice President Human Resources will notify the claimant within that period. The notice shall set forth the specific reasons for the determination and the plan provisions on which the decision was based; describe any additional material or information necessary for the claimant to perfect the claim along with an explanation of why such material or information is necessary; and explain the steps to be taken if the claimant wishes to submit his or her claim for review.

D. If a claimant desires a review, he/she must file a written request for review with the Vice President Human Resources within sixty (60) days following receipt of the notice initially denying the claim, in whole or in part. After submission of the request for review, the Vice President Human Resources must act within sixty (60) days after receiving the claimant's request for review. Before the end of that sixty (60) day period, the Vice President Human Resources will provide the claimant a written statement containing the final decision on the claim for severance benefits. The time limit for the review process may be extended to a maximum of one hundred twenty (120) days from the Vice President Human Resources' receipt of the request for review if there are special circumstances. The final decision on the claim will specify both circumstances. The final decision on the claim will specify both the reasons for the determination and the plan provisions on which the decision was based.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
INTEGON                                             FUNCTION:  HUMAN RESOURCES
OPERATING POLICY
--------------------------------------------------------------------------------
================================================================================
                   DISTRIBUTION:                  All Employees
MEMO NO.           RELEASE DATE:                  01/97
HR 1910            EFFECTIVE DATE:                02/01/97          PAGE 7 OF 7
                   SUPERSEDES POLICY DATED:       03/93
================================================================================
SUBJECT:  SEVERANCE
--------------------------------------------------------------------------------

6.   CLAIMS PROCEDURES:
     ------------------
     (cont.)

E. The claimant is entitled to be represented by an attorney or other authorized person at any time during the review procedure. The claimant or his/her agent has a right to see all pertinent plan records concerning the claim and a right to submit written comments.

7.   QUESTIONS REGARDING THIS POLICY:
     --------------------------------

May be directed to the Assistant Vice President, Human Resources at Extension 2948; or the Vice President, Human Resources at Extension 2263.

--------------------------------------------------------------------------------
End Exhibit 10.8

                                  Exhibit 10.9

                             AMENDED AND RESTATED

                           ANNUAL INCENTIVE AWARD PLAN

                               INTEGON CORPORATION


I. PURPOSE

     The purpose of the Integon Corporation Annual Incentive Plan (this "Plan") is to enhance profits and overall performance of Integon Corporation (the "Company") by providing senior management and key employees of the Company and its subsidiaries an additional inducement for achieving and exceeding the Company's performance objectives. Additionally, the Plan will allow a level of compensation that is appropriate when compared with compensation levels of other comparable organizations and will provide the Company with the flexibility to recognize and reward an individual's performance and contributions to the Company.


II. ADMINISTRATION OF PLAN

     The Compensation and Personnel Committee of the Board of Directors (the "Committee") shall administer the Plan. The Committee may in its discretion delegate its authority to administer this Plan to the Chief Executive Officer of the Company.


III. EFFECTIVE DATE

     The Plan will become effective each year commencing January 1.


IV. ELIGIBILITY

A. The Committee along with the Chief Executive Officer shall determine which members of senior management and other key employees of the Company and its subsidiaries shall be eligible to participate in this Plan.


V. AWARDS

A. Awards will be based on growth in the Company's net written premiums on a consolidated basis ("Net Written Premiums") and the Company's combined operating ratio ("Combined Operating Ratio"), as well as the participant's individual performance against personal objectives.

B. Awards shall be stated as a percentage of the participant's base salary at targeted levels of Net Written Premiums and Combined Operation Ratio. In determining the amount to be paid to a participant under the Plan, the Committee shall weigh three performance factors: Net Written Premiums, Combined Operating Ratio and the participant's achievement of personal performance objectives. The Committee may assign differing weights to these factors depending upon the participant's position with the Company and ability to affect Net Written Premiums and Combined Operating Ratio. Such determination shall be made by the Committee in its sole discretion. The Committee may delegate to the Chief Executive Officer the authority to make the foregoing determinations with respect to any participant other than the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer.

C. Payment of Awards

Awards shall be payable in a lump sum as soon as possible following the determination of results for the Plan year. All payments of amounts pursuant to this Plan shall be subject to applicable withholding for taxes.

End Exhibit 10.9

                                  Exhibit 11.1

                      INTEGON CORPORATION AND SUBSIDIARIES
                        COMPUTATION OF EARNINGS PER SHARE
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                  Three Months Ended
                                                        March 31,
                                                 ----------------------
                                                   1997            1996
                                              ------------    ------------
Income available to common shareholders:

Net income (loss) .........................   $    (33,388)   $      3,385
Preferred stock dividends .................         (1,393)         (1,393)
                                              ------------    ------------
    Net income available to common
      shareholders ........................   $    (34,781)   $      1,992
                                              ============    ============


Weighted average common shares outstanding:
Primary:
     Common shares outstanding ............     15,736,121      15,714,407
     Assumed exercise of stock options ....           --           188,361
                                              ------------    ------------
    Total .................................     15,736,121      15,902,768
                                              ============    ============
Fully diluted:
     Common shares outstanding ............     15,736,121      15,714,407
     Assumed exercise of stock options ....           --           188,361
                                              ------------    ------------
    Total .................................     15,736,121      15,902,768
                                              ============    ============

Earnings per common share:
Primary ...................................   $      (2.21)   $        .13
                                              ============    ============
Fully diluted .............................   $      (2.21)   $        .13
                                              ============    ============

End Exhibit 11.1