Form 10-Q
period 1997-06-30
INTEGON CORP /DE/
filed 1997-08-14
CIK 878660

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                        Commission file number 001-10997
                        --------------------------------

                               INTEGON CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                      13-3559471
-------------------------------                       ---------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

500 West Fifth Street, Winston-Salem, North Carolina  27152
------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

                                 (910) 770-2000
------------------------------------------------------------
(Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                    No
     ---

         As of July 31, 1997, there were 15,957,039 shares outstanding of Integon Corporation's Common Stock.

                      INTEGON CORPORATION AND SUBSIDIARIES


                               INDEX TO FORM 10-Q



PART I - FINANCIAL INFORMATION
                                                                        Page
                                                                      -------
Item 1.  Financial Statements.
     Balance Sheets - June 30, 1997 and December 31, 1996..........       3
     Statements of Operations - Three Months Ended June 30,
         1997 and 1996 and six months ended June 30, 1997 and
         1996 .....................................................       4
     Statements of Cash Flows - Six Months Ended June 30,
         1997 and 1996.............................................       5
     Notes to Financial Statements.................................       6


Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations................      10


PART II - OTHER INFORMATION

Item 4.       Submission of Matters To a Vote of
                Security Holders...................................      19

Item 6.       Exhibits and Reports on Form 8-K.....................      20

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      INTEGON CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEETS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                            June 30,     December 31,
                                                                              1997           1996
                                                                          -----------    -----------
ASSETS
Investments:
Fixed maturities available for sale--at market
     (amortized cost $635,533 and $522,452) ..........................   $   633,239    $   521,311
Other long-term investments ..........................................         1,098          2,743
Short-term investments ...............................................         5,796           --
                                                                          -----------    -----------
                                                                             640,133        524,054
Cash and cash equivalents ............................................        45,766         43,838
Reinsurance receivable ...............................................       175,349        185,077
Premiums due and uncollected (less allowance for
     doubtful accounts of $5,282 and $5,282) .........................       238,395        248,537
Prepaid reinsurance premiums .........................................        49,833         48,909
Accounts receivable, primarily financing receivables
     (less allowance for doubtful accounts of $1,260
     and $1,112) .....................................................        40,181         32,957
Accrued investment income ............................................         9,345          8,933
Deferred policy acquisition costs ....................................        49,688         55,106
Property and equipment (less accumulated depreciation
     of $14,749 and $10,808) .........................................        77,596         68,271
Goodwill (less accumulated amortization of $15,412
     and $13,885) ....................................................       105,429        106,957
Deferred income taxes ................................................        26,823         22,044
Other assets .........................................................        25,899         12,116
                                                                          -----------    -----------
                                                                         $ 1,484,437    $ 1,356,799
                                                                          ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unearned premiums ....................................................   $   358,883    $   364,081
Loss and loss adjustment expenses payable ............................       531,027        478,031
Accrued expenses and other liabilities ...............................       144,561        104,536
Short-term debt ......................................................        26,000         44,000
Notes payable ........................................................       150,714        150,760
                                                                          -----------    -----------
                                                                           1,211,185      1,141,408
                                                                          -----------    -----------

Company-obligated mandatorily redeemable capital securities
     of subsidiary trust holding solely Integon Corporation
     Junior Subordinated Deferrable Interest Debentures
                                                                             100,000           --
                                                                          -----------    -----------

STOCKHOLDERS' EQUITY
$3.875 Convertible Preferred Stock--$.01 par value
     per share, 1,437,500 shares authorized, issued and
     outstanding .....................................................            14             14
Common Stock--$.01 par value per share, authorized--
     35,000,000 shares; issued--17,318,155 and
     17,271,707 shares ...............................................           173            173
Class A Non-Voting Common Stock--$.01 par value per
     share, authorized 20,000,000 shares; issued and
     outstanding--none ...............................................          --             --
Additional paid-in capital ...........................................       148,803        147,891
Net unrealized depreciation of securities ............................        (1,345)          (700)
Retained earnings ....................................................        63,428        105,834
Treasury stock--at cost, 1,567,200 shares ............................       (37,821)       (37,821)

                                                                           ----------     ----------
                                                                             173,252        215,391
                                                                           ----------     ----------
                                                                          $1,484,437     $1,356,799
                                                                           ==========     ==========

The accompanying notes are an integral part of these statements.



                      INTEGON CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                       Three Months Ended           Six Months Ended
                                                            June 30,                    June 30,
                                                     ----------------------     ----------------------
                                                        1997         1996          1997         1996
                                                     ---------    ---------     ---------    ---------
REVENUES
Net premiums written .............................   $ 185,909    $ 197,811     $ 388,463    $ 392,073
                                                     =========    =========     =========    =========

Premiums earned ..................................   $ 198,468    $ 180,240     $ 394,585    $ 345,055
Net investment income ............................      10,270        7,858        19,313       15,611
Net realized investment gains (losses) ...........      (1,592)        (857)       (2,073)       1,220
Other income .....................................       4,660        4,035         9,200        8,210
                                                     ---------    ---------     ---------    ---------
                                                       211,806      191,276       421,025      370,096
                                                     ---------    ---------     ---------    ---------
BENEFITS AND EXPENSES
Loss and loss adjustment expenses ................     156,173      134,032       355,411      264,590
Policy acquisition and other underwriting
  expenses .......................................      48,658       37,094        99,801       72,065
Other expenses ...................................       5,170        3,322         9,917        7,371
Amortization of goodwill .........................         764          770         1,528        1,539
Interest expense .................................       3,687        3,724         7,454        7,355
                                                     ---------    ---------     ---------    ---------
                                                       214,452      178,942       474,111      352,920
                                                     ---------    ---------     ---------    ---------
INCOME (LOSS) FROM OPERATIONS BEFORE FEDERAL
INCOME TAX (BENEFIT) AND DISTRIBUTIONS ON
CAPITAL SECURITIES OF SUBSIDIARY TRUST ...........      (2,646)      12,334       (53,086)      17,176

Federal income tax (benefit) .....................        (993)       4,037       (19,035)       5,494
                                                     ---------    ---------     ---------    ---------
Income (loss) before distributions on capital
securities of subsidiary trust ...................      (1,653)       8,297       (34,051)      11,682
Distributions on capital securities of
subsidiary trust, net of federal income tax
benefit of $940, $--, $1,473 and $-- .............      (1,747)        --          (2,737)        --
                                                     ---------    ---------     ---------    ---------
     NET INCOME (LOSS) ...........................      (3,400)       8,297       (36,788)      11,682
Preferred stock dividends ........................       1,392        1,392         2,785        2,785
                                                     ---------    ---------     ---------    ---------
Net income (loss) available to common shareholders   $  (4,792)   $   6,905     $ (39,573)   $   8,897
                                                     =========    =========     =========    =========

EARNINGS PER COMMON SHARE
Primary ..........................................   $    (.30)   $     .44     $   (2.51)   $     .56
                                                     =========    =========     =========    =========
Fully diluted ....................................   $    (.30)   $     .42     $   (2.51)   $     .56
                                                     =========    =========     =========    =========
Weighted average common shares outstanding:
  Primary ........................................      15,751       15,815        15,745       15,863
                                                     =========    =========     =========    =========
  Fully diluted ..................................      15,751       19,654        15,745       15,863
                                                     =========    =========     =========    =========

Dividends declared per share .....................   $     .09    $     .09     $     .18    $     .18
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


                                          INTEGON CORPORATION AND SUBSIDIARIES
                                                STATEMENTS OF CASH FLOWS
                                                       (Unaudited)
                                                     (In thousands)

                                                                                               Six Months Ended
                                                                                                     June 30,
                                                                                          ------------------------------
                                                                                               1997               1996
                                                                                           ---------           ---------
Cash Flows from Operating Activities
Net income (loss)......................................................................    $ (36,788)           $ 11,682

Adjustments to reconcile net income to net cash provided by
   operating activities:
     Net realized investment (gains) losses............................................        2,073              (1,220)
     Depreciation and amortization.....................................................        5,702               4,604
     Net amortization of discounts and premiums........................................          292                 491
     Provision for deferred federal income taxes (benefit).............................       (4,437)                 23
     Net decrease in reinsurance assets................................................        8,804              19,668
     Net (increase) decrease in premiums due and uncollected...........................       10,142             (37,223)
     Net (increase) decrease in deferred policy acquisition
        costs..........................................................................        5,418              (8,696)
     Net increase in accounts and notes receivable,
        accrued investment income and other assets.....................................      (13,786)             (3,787)
     Increase (decrease) in unearned premiums..........................................       (5,198)             43,341
     Increase in loss and loss adjustment expenses payable.............................       52,996              12,317
     Net increase (decrease) in accrued expenses and
        other liabilities..............................................................       21,188              (3,575)
                                                                                           ---------           ---------
        Net cash flows provided by operating activities
        from continuing operations.....................................................       46,406              37,625
                                                                                           ---------           ---------

Cash Flows from Investing Activities
Investment securities sold.............................................................      527,222             284,536
Investment securities matured, called or redeemed......................................       10,824              17,161
Investment securities purchased........................................................     (658,148)           (322,064)
Other, net.............................................................................      (12,615)             (3,853)
                                                                                           ---------           ---------
     Net cash flows used in investing activities.......................................     (132,717)            (24,220)
                                                                                           ---------           ---------

Cash Flows from Financing Activities
Net increase (decrease) in short-term debt.............................................      (18,000)              5,000
Proceeds from Company-obligated mandatorily redeemable
     capital securities of subsidiary trust............................................      100,000                  --
Proceeds from exercise of share options................................................          767                  --
Common stock dividends.................................................................       (2,833)             (2,831)
Preferred stock dividends..............................................................       (2,785)             (2,785)
Decrease in notes payable..............................................................          (46)                (64)
Increase in book cash overdrafts.......................................................       11,135               4,035
                                                                                           ---------           ---------
    Net cash flows provided by financing activities....................................       88,238               3,355
                                                                                           ---------           ---------
Net increase in cash and cash equivalents..............................................        1,928              16,760
    Cash and cash equivalents at beginning of period...................................       43,838              21,046
                                                                                           ---------           ---------
Cash and cash equivalents at end of period.............................................    $  45,766           $  37,806
                                                                                           =========           =========

Supplemental Disclosures of Cash Flows Information
Interest paid during the period........................................................    $   7,245          $   7,169
Federal income taxes paid during the period............................................           --              4,730


The accompanying notes are an integral part of these statements.

                      INTEGON CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Unaudited)

Note 1 - Accounting Policies

The  accompanying   unaudited   consolidated  financial  statements  of  Integon
Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim periods.

In the opinion of management, these financial statements include all adjustments, including all normal recurring accruals, necessary for a fair presentation of the consolidated financial position at June 30, 1997 and December 31, 1996 and the consolidated results of operations and cash flows for the periods ended June 30, 1997 and 1996.

The operating results for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.

Note 2 - Financing Activity

On February 10, 1997, Integon Capital I, a wholly-owned subsidiary trust of the Company, issued $100.0 million of 10 3/4% capital securities due February 15, 2027 (the "Capital Securities"), the proceeds of which were invested in 10 3/4% junior subordinated debentures of the Company due February 15, 2027.

The sole asset of Integon Capital I consists of $103.1 million of 10 3/4% junior subordinated debentures of Integon Corporation due February 15, 2027. The obligations of Integon Capital I under the Capital Securities are fully and unconditionally guaranteed by the Company.

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

The Company paid $10.75 million of the proceeds from the transaction into a reserve account which will be used to pay the first two interest payments on the Capital Securities. The remaining net proceeds to the Company were used to contribute $50.0 million to the insurance subsidiaries in the form of certificates of contribution bearing interest at 10 3/4% per annum, not compounded; to reduce the Company's short-term debt by $32.0 million and for general corporate purposes.

Underwriting fees and other costs of $4.0 million relating to the issuance of the Capital Securities have been capitalized. Such costs are being amortized using the interest-rate method.

Note 3 - Stock Option and Incentive Plans

The Company applies APB 25 and related Interpretations in accounting for stock option and incentive plans. Accordingly, no compensation cost has been recognized for stock options issued under either the 1992 Stock Option Plan or the Amended and Restated Omnibus Long-Term Performance Incentive Compensation Plan. Had compensation cost for stock-based compensation under these two plans been determined consistent with Statement of Financial Accounting Standards ("SFAS") No. 123, the Company's net income and earnings per share on a pro forma basis for the period ended June 30, would have been as follows:

                                 Three Months Ended           Six Months Ended
                                       June 30,                    June 30,
                                --------------------        --------------------
                                 1997          1996          1997          1996
                                ------        ------        ------        ------
Pro forma net income (loss).  $  (3,638)   $   8,169    $  (37,245)   $   11,427
Pro forma primary earnings
   per share ..............   $    (.31)   $     .43    $    (2.53)   $     .55
Pro forma fully diluted
   earnings per share......   $    (.31)   $     .42    $    (2.53)   $     .55

Note 4 - Accounting Standards Issued But Not Yet Adopted

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share" which changes the method of calculating earnings per share. SFAS No. 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share on the face of the income statement. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. The statement is effective for financial statements for periods ending after December 31, 1997, and early adoption is not permitted. The pro forma basic earnings per share and diluted earnings per share calculated in accordance with SFAS No. 128 for the period ended June 30, are as follows:

                                 Three Months Ended           Six Months Ended
                                      June 30,                     June 30,
                                 ---------------------      --------------------
                                  1997          1996         1997        1996
                                  ----          ----         ----        ----
Pro forma basic earnings per
     share .................   $  (.30)      $   .44        $  (2.51)    $ .57
Pro forma diluted earnings
     per share .............   $  (.30)      $   .42        $  (2.51)    $ .56



In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. In addition, SFAS No. 130 requires the Company to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately in the shareholders' equity section of the statement of financial condition. The Company will adopt SFAS No. 130 on January 1, 1998 as required.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes reporting standards for public companies concerning annual and interim financial statements of their operating segments. Operating segments are components of a company about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and assess performance. The standard sets criteria for reporting disclosures about a company's products and services, geographic areas and major customers. The Company will adopt SFAS No. 131 on January 1, 1998 as required.

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

Note 6 - Sale of the Company

On June 23, 1997, the Company signed a definitive agreement with General Motors Acceptance Corporation ("GMAC") providing for the Company's merger with a subsidiary  of  GMAC.  Subject  to  shareholder  and  regulatory  approval,  the definitive agreement calls for each share of the Company's Common Stock to receive $26.00 in cash, without interest. Each share of the Company's $3.875 Convertible Preferred Stock, which is converted into Common Stock prior to the effective date of the merger, will thereafter represent the right to receive $26.00 per share of

Common Stock issued upon conversion (or $68.24 per share of Convertible Preferred Stock so converted) in cash, without interest. After the merger, each share of Convertible Preferred Stock will be convertible into the right to receive $68.24 per share, in cash, without interest, and any shares of Convertible Preferred Stock not so converted will be redeemed at $52.33 per share shortly following the effective time of the merger. The payment is to be made upon closing of the transaction, subject to obtaining all necessary regulatory and stockholder approvals.

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

Results of Continuing Operations

Six Months Ended June 30, 1997 ("1997") Compared with Six Months Ended June 30, 1996 ("1996")

         Net premiums written decreased 0.9% from $392.1 million in 1996 to $388.5 million in 1997. Nonstandard automobile insurance net premiums written decreased from $355.7 million in 1996 to $339.8 million in 1997 or 4.5%. Price increases taken during the fourth quarter of 1996 and the first two quarters of 1997 have had the effect of slowing premium growth. Specialty auto products net premiums written increased 54.0% from $23.5 million in 1996 to $36.2 million in 1997. Premiums earned on all lines of business increased 14.4% from $345.1 million in 1996 to $394.6 million in 1997 and reflects primarily the increase in net premiums written during 1996 compared to 1995.

         Loss and loss adjustment expenses increased 34.3% from $264.6 million in 1996 to $355.4 million in 1997. The loss ratio, defined as loss and loss adjustment expenses as a percentage of premiums earned, increased from 76.7% in 1996 to 90.1% in 1997 due primarily to an increase to loss reserves of $42.0 million during the first quarter of 1997 following a comprehensive review and

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Continued)

analysis by the Company's actuarial staff and independent consulting actuaries.

         Policy acquisition and other underwriting expenses increased $27.7 million from $72.1 million in 1996 to $99.8 million in 1997. The expense ratio, defined as policy acquisition and other underwriting expenses as a percentage of premiums earned, increased from 20.9% in 1996 to 25.3% in 1997. The increase in the expense ratio was due primarily to a write-off of deferred policy acquisition costs of $3.7 million due to the increase in the loss ratio for accident year 1996 and due to an increase in personnel-related and information systems costs. Such costs were incurred primarily to enhance the Company's operations, and included expenses for modifications necessary to accommodate the Year 2000.

         Net investment income increased 23.7% from $15.6 million in 1996 to $19.3 million in 1997 as a result of the $120.5 million increase in average invested assets and a lower percentage invested in tax-exempt securities. The pre-tax yield of the portfolio was 6.0% in 1997 and 1996. The percentage of cash and invested assets invested in tax-exempt securities was 3.9% and 22.4% in 1997 and 1996, respectively. In addition to the variances discussed above, there were pre-tax net realized investment losses of $2.1 million in 1997 compared to pre-tax net realized investment gains of $1.2 million in 1996.

         Other income less other expenses decreased from income of $.8 million in 1996 to an expense of $.7 million in 1997 due to one time expenses incurred during the period leading to the merger. See Note 6.

         Interest expense increased 1.4% from $7.4 million in 1996 to $7.5 million in 1997 due to increased short-term borrowings.

         Federal income taxes decreased $24.5 million from $5.5 million tax expense in 1996 to a $19.0 million tax benefit in 1997 due to a loss from operations before federal income tax. The effective tax rate increased from 32.0% in 1996 to 35.9% in 1997 due primarily to the underwriting loss in 1997.

         Based on available information, the Company has concluded it is more likely than not that the deferred tax asset will be realized.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Continued)

         Distributions on capital securities of subsidiary trust resulted in an after-tax charge of $2.7 million in 1997, representing the Company's minority interest in the earnings of Integon Capital I, a single-purpose wholly-owned subsidiary trust. The charge is due to the obligations incurred by Integon Capital I on the Capital Securities issued February 10, 1997. See Note 2.

         Net income decreased $48.5 million from $11.7 million in 1996 to a loss of $36.8 million in 1997.

Three Months Ended June 30, 1997 ("1997") Compared with Three Months Ended June 30, 1996 ("1996")

         Net premiums written decreased 6.0% from $197.8 in 1996 to $185.9 million in 1997. Nonstandard automobile insurance net premiums written decreased from $178.9 million in 1996 to $159.6 million in 1997 or 10.8%. Price increases taken during the fourth quarter of 1996 and the first two quarters of 1997 have had the effect of slowing premium growth. Specialty auto products net premiums written increased 59.9% from $12.5 million in 1996 to $20.0 million in 1997. Premiums earned on all lines of business increased 10.1% from $180.2 million in 1996 to $198.5 million in 1997 and reflects primarily the increase in net premiums written during 1996 compared to 1995.

         Loss and loss adjustment expenses increased 16.5% from $134.0 million in 1996 to $156.2 million in 1997. The loss ratio, defined as loss and loss adjustment expenses as a percentage of premiums earned, increased from 74.3% in 1996 to 78.7% in 1997. A comprehensive actuarial review conducted in the first quarter of 1997 showed that loss and loss adjustment expenses relating to accident year 1996 increased significantly compared to the amounts previously reported in 1996.

         Policy acquisition and other underwriting expenses increased $11.6 million from $37.1 million in 1996 to $48.7 million in 1997. The expense ratio, defined as policy acquisition and other underwriting expenses as a percentage of premiums earned, increased from 20.6% in 1996 to 24.5% in 1997. The increase in the expense ratio was due primarily to an increase in personnel-related and other information systems costs. Such costs were incurred primarily to enhance the Company's operations, and also

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Continued)

included expenditures for modifications necessary to accommodate the Year 2000.

         Net investment income increased 30.7% from $7.9 million in 1996 to $10.3 million in 1997 as a result of the $139.6 million increase in average invested assets and a lower percentage invested in tax-exempt securities. The pre-tax yield of the portfolio was 6.1% in 1997 compared to 5.9% in 1996. The percentage of cash and invested assets invested in tax-exempt securities was 3.9% and 22.4% in 1997 and 1996, respectively. In addition to the variances discussed above, there were pre-tax net realized investment losses of $1.6 million in 1997 and $.9 million in 1996.

         Other income less other expenses decreased from income of $.7 million in 1996 to an expense of $.5 million in 1997 due to one time expenses incurred during the period leading to the merger. See Note 6.

         Interest expense remained at $3.7 million in 1996 and 1997.

         Federal income taxes decreased $5.0 million from $4.0 million tax expense in 1996 to an $1.0 million tax benefit in 1997 due to a loss from operations before federal income tax. The effective tax rate increased from 32.7% in 1996 to 37.5% in 1997 due primarily to the underwriting loss in 1997.

         Based on available information, the Company has concluded it is more likely than not that the deferred tax asset will be realized.

         Distributions on capital securities of subsidiary trust resulted in an after-tax charge of $1.7 million in 1997, representing the Company's minority interest in the earnings of Integon Capital I, a single-purpose wholly-owned subsidiary trust. The charge is due to the obligations incurred by Integon Capital I on the Capital Securities issued February 10, 1997. See Note 2.

         Net income decreased $11.7 million from $8.3 million in 1996 to a loss of $3.4 million in 1997.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.  (continued)

Analysis of Financial Condition
         Information regarding the Company's investment portfolio at June 30, 1997 is as follows:

                                              June 30, 1997
Type/Ratings of Investments (1)            Carrying Amount (2)      Percentage
-------------------------------            -------------------   ---------------
                                             (in thousands)


Fixed maturities:
    Government and agencies ..............   $158,058                  23.0%
    Aaa ..................................    110,201                  16.1%
    Aa ...................................     81,808                  11.9%
    A (3) ................................    274,533                  40.0%
    Baa ..................................      6,165                    .9%
                                             --------                 ------
        Total investment grade ...........    630,765                  91.9%
    Below investment grade ...............      2,474                    .4%
                                             --------                 ------
        Subtotal .........................    633,239                  92.3%
Other long-term investments ..............      1,098                    .2%
Short-term investments ...................      5,796                    .8%
Cash and cash equivalents ................     45,766                   6.7%
                                             --------                 ------
        Total invested assets ............   $685,899                 100.0%
                                             ========                 ======


(1) The ratings set forth above are based on the ratings, if any, assigned by Moody's Investors Service, Inc. ("Moody's"). If Moody's ratings were unavailable, the equivalent ratings supplied by Standard & Poor's Corporation ("S&P") or the National Association of Insurance Commissioners ("NAIC") were used where available. The percentage of rated securities that were not assigned a rating by Moody's at June 30, 1997 was 6.7%.

(2) Carrying amount is estimated market value for fixed maturities available for sale.

(3) The "A" category includes $21.2 million of securities which were not rated by Moody's or S&P, but were rated "1" by the NAIC.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (continued)

Liquidity and Capital Resources

         Sources of Funds. The Company's major sources of operating funds have been (i) dividends from its subsidiaries, (ii) reimbursements of costs and expenses in connection with the management agreement among the Company and its subsidiaries pursuant to which the Company provides certain services to such subsidiaries, (iii) tax sharing payments from the operating subsidiaries of the Company and (iv) borrowings under credit facilities. The Company files a consolidated federal income tax return including its subsidiaries and receives payments pursuant to a tax sharing agreement among the Company and its subsidiaries. Taxes are computed for each subsidiary and paid to the Company as if such subsidiary were filing a tax return on a stand-alone basis, thereby providing additional funds to the Company, because the aggregate of such payments generally exceeds taxes to be paid by the Company on a consolidated basis. These sources are expected to be available for future needs except for dividends from the Company's subsidiaries. Dividends will be retained by the subsidiaries as needed. The Company's insurance subsidiaries are limited as to the amount of ordinary dividends they may pay (see "Regulation" below). In addition, in determining the ability of its subsidiaries to pay dividends, the Company monitors its subsidiaries' operating leverage based on the level of net premiums written to statutory surplus. Currently, the Company seeks to maintain its subsidiaries' ratio of net premiums written to statutory surplus at a level of approximately 3.0x in accordance with industry standards. The ratio was 2.9x for the twelve months ended June 30, 1997. On February 13, 1997, Integon Corporation contributed $50.0 million to the domestic insurance subsidiaries in the form of certificates of contribution. Interest on the certificates accrues at the rate of 10 3/4% per annum, not compounded, and is due and payable semiannually to the extent funds exist pursuant to regulatory requirements.

As of June 30, 1997, Integon Corporation, the parent company, had approximately $1.9 million of cash and cash equivalents that were available for general corporate purposes, including debt service, dividend payments and working capital. The Company believes that the sources of funds available to it, including the $75.0 million

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (continued)


committed credit facility described in "Financing Activities" below, are and will be sufficient to satisfy its short-term needs.

The principal sources of funds for the Company's subsidiaries are net premiums collected, proceeds from investment income and from investments that have been sold, matured or repaid and premium financing revenues.

On a consolidated basis, net cash flows provided by operating activities for the six months ended June 30, 1997 and 1996 were $46.4 million and $37.6 million, respectively. Based on the Company's current financial plans, management believes that its subsidiaries will continue to realize positive cash flows from their operating activities and that the operating liquidity needs of such subsidiaries can be funded from such cash flow. Statements concerning cash flows look forward in time. The following important factors, among others, could cause actual cash flows to differ materially from those set forth in the above forward looking statement: claims frequency, claims severity, severe adverse weather conditions, the cost of automobile repair, economic activity, competitive pricing, and the regulatory environment in which the Company operates.

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

         Investments. In accordance with the Company's investment policy, the Company's investments at June 30, 1997 consisted primarily of investment-grade securities (rated Baa or better by Moody's Investor Services, Inc. or the equivalent). Consolidated cash and cash equivalents at June 30, 1997 amounted to $45.8 million, or 6.7% of total cash and invested assets.

Management has determined that the entire fixed maturity portfolio should be classified as "available for sale". Fixed maturity securities classified as "available for sale" are carried at estimated market value. The market value and amortized cost of all fixed maturity securities at June 30, 1997 were $633.2 million and $635.5 million, respectively.

Management believes that the securities in the Company's investment portfolio at June 30, 1997 are readily marketable.

         Regulation. Insurance laws and regulations impose certain restrictions on the amount of dividends that may be paid by insurance companies. The maximum amount of ordinary dividends that a North Carolina domiciled property and casualty insurance company may pay at any point in time without regulatory approval is the lesser of (a) 10% of the policyholders' statutory surplus of such property and casualty insurance company as of the preceding December 31 or
(b) the statutory net income of such property and casualty insurance company for the preceding calendar year, less the amount of dividends paid during the

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. (continued)


preceding twelve months. The Company's insurance subsidiaries have made no payments of ordinary dividends during the twelve months ended June 30, 1997. Dividends will be retained by the subsidiaries as needed.

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

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters To a Vote of Security Holders.

The annual meeting of stockholders of the Company was held on May 15, 1997 for the following purposes: (i) electing three directors to serve for a term of three years each expiring at the annual meeting of stockholders to be held in 2000, and (ii) considering and acting upon a proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for the Company for the calendar year 1997.

Derek V. Smith, Frederick B. Whittemore, and Ronald N. Zebeck were elected as directors at the meeting. The votes cast for and withheld for each nominee for director were as follows: Derek V. Smith 13,518,640 and 93,702; Frederick B. Whittemore, 13,520,010 and 92,332; and Ronald N. Zebeck 13,518,700 and 93,642.
The number of votes cast for and against, and the number of abstentions for the auditors were as follows: 13,539,210, 12,475, and 60,657.

Item 6.  Exhibits and Reports on Form 8-K.

a.       Exhibits

                                                Filed Herewith (*),
                                               Nonapplicable (NA), or
                                          Incorporated by Reference from
                                          ------------------------------
                                                               Integon
Exhibit                                                      Registration
Number                                   Exhibit             No. or Report
-------                                  --------            -------------

11.1    Computation of Earnings
        per Share                            *                      NA


b.      Reports on Form 8-K.

        The following reports on Form 8-K were filed during the quarter ended June 30, 1997.

        Filing Date        Item No.     Description
        -----------        --------     -----------

        April 28, 1997        5         Other Events.  Copy of press release
                                        announcing retention of Goldman, Sachs &
                                        Co. to review strategic alternatives and reported first quarter 1997 results.

        June 10, 1997         5         Other Events.  Copy of press release
                                        announcing the election of a new
                                        President and Chief Executive Officer.

        June 24, 1997         5         Other Events.  Copy of press release
                                        announcing the sale of the Company to
                                        General Motors Acceptance Corporation.

        June 24, 1997         5         Other Events. Copy of Plan of Merger and
                                        Amendment to Rights Agreement.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INTEGON CORPORATION



August 14, 1997                     /s/ Brian T. Sheekey
                                    --------------------
                                        Brian T. Sheekey
                                        (Duly Authorized Officer
                                        and Principal Accounting Officer)

                                                                    Exhibit 11.1

                      INTEGON CORPORATION AND SUBSIDIARIES
                        COMPUTATION OF EARNINGS PER SHARE
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                 Three Months Ended                    Six Months Ended
                                                         June 30,                          June 30,
                                              ---------------------------       ----------------------------
                                                 1997                1996             1997            1996
                                                 ----                ----             ----            ----
Income available to common shareholders:

Net income (loss) .........................   $     (3,400)   $      8,297      $    (36,788)   $     11,682
Preferred stock dividends .................          1,392           1,392             2,785           2,785
                                              ------------    ------------      ------------    ------------
    Net income (loss) available to common
      shareholders ........................   $     (4,792)   $      6,905      $    (39,573)   $      8,897
                                              ============    ============      ============    ============


Weighted average common shares outstanding:
Primary:
     Common shares outstanding ............     15,750,955      15,728,236        15,744,598      15,720,895
     Assumed exercise of stock options ....           --            86,417              --           142,436
                                              ------------    ------------      ------------    ------------
    Total .................................     15,750,955      15,814,653        15,744,598      15,863,331
                                              ============    ============      ============    ============
Fully diluted:
     Common shares outstanding ............     15,750,955      15,728,236        15,744,598      15,720,895
     Assumed conversion of convertible
       preferred stock ....................           --         3,772,966               --              --
     Assumed exercise of stock options ....           --           152,769               --          142,436
                                              ------------    ------------      ------------    ------------
    Total .................................     15,750,955      19,653,971        15,744,598      15,863,331
                                              ============    ============      ============    ============

Earnings per common share:
Primary ...................................   $       (.30)   $        .44      $      (2.51)   $        .56
                                              ============    ============      ============    ============
Fully diluted .............................   $       (.30)   $        .42      $      (2.51)   $        .56
                                              ============    ============      ============    ============

                                INDEX TO EXHIBITS


                                               Filed Herewith (*),
                                             Nonapplicable (NA), or
                                          Incorporated by Reference from
                                  ---------------------------------------------
                                               Integon
Exhibit                                        Registration          Sequential
Number                            Exhibit      No. or Report        Page Number
-------                           -------      -------------        ------------


11.1     Computation of Earnings
         per Share                   11.1               *