Form 10-K/A
period 1996-12-31
INTEGON CORP /DE/
filed 1997-09-15
CIK 878660

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                               FORM 10-K/A

                             AMENDMENT NO. 1

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
         INCLUDING AREA CODE:

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS             WHICH REGISTERED
          -------------------         ------------------------
   Common Stock, par value $.01 per   New York Stock Exchange
                 share                New York Stock Exchange
     $3.875 Convertible Preferred
                Stock,
       par value $.01 per share

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

  As of January 24, 1997, there were 15,736,121 shares outstanding of Integon Corporation's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Selected portions of Integon Corporation's definitive proxy statement for its 1997 Annual Meeting of Shareholders are incorporated by reference into
Part III of this Form 10-K/A.

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

  During the actuarial review performed during the fourth quarter of 1996, the Company recognized that the pricing of its products during 1996 was inadequate, losses were greater than anticipated, and the Company experienced some negative development in its loss reserves due to increased physical damage claim frequency and severity, which was offset by certain favorable developments such as a reduction of claims costs from loss control initiatives and a decrease in bodily injury severity trends. Recognizing these offsetting and conflicting trends, the Company, utilizing the same reserve methodology that it had successfully used for the past five years (which had produced favorable loss development), estimated the loss reserve requirements and recorded the $12.5 million reserve increase referred to above. During 1995 and 1996, the Company experienced growth in its nonstandard private passenger automobile insurance business and expanded such business into nine new states. The business in the new states comprised approximately $9.8 million and $36.1 million of additional net written premiums for 1995 and 1996, respectively. Entrance into new markets also caused the Company's loss ratio to increase because new business is generally less profitable than renewal business.

  The Company's expense ratio was adversely impacted in the fourth quarter by increased expenses for beginning the modifications necessary to accommodate the Year 2000.

  As a result of the increased loss ratio in the fourth quarter primarily relating to the earlier periods in the 1996 accident year, the Company reviewed the recoverability of its deferred policy acquisition cost and determined that the sum of the expected loss and LAE based on the loss and LAE reserve analysis at year end, the deferred policy acquisition cost, and expected policy maintenance expenses for the net written premium for which the deferred policy acquisition cost was recorded, did not support the level of the acquisition cost deferred. As a result, the Company wrote off $3.5 million of estimated unrecoverable deferred policy acquisition cost.

  During the fourth quarter of 1996, the Company experienced greater than anticipated bad debt write offs relating to its insureds' non-payment of premiums. This increase in bad debt write offs related to the extension of more favorable credit terms to its insureds in prior quarters, which emerged in the fourth quarter and resulted in the Company's re-estimation of its required bad debt reserves on the remaining premiums due and uncollected at the end of the fourth quarter.

  The write-down in the Company's investment portfolio related primarily to a single bond investment. During the fourth quarter of 1996, the Company relied on new lead outside counsel to evaluate the possibility of recovery on this bond and concluded that any recovery on such bond would be based solely on the outcome of litigation with the issuer. After a review of the likelihood of successful litigation, the Company wrote the asset down to zero. For a discussion of other factors affecting the fourth quarter and year ended December 31, 1996, see Item 7. Managament's Discussion and Analysis of Financial Condition and Results of Operations."

  In November 1996, John C Head III, Chairman of the Board, was appointed Chief Executive Officer of the Company, and will continue to serve as such until the Company appoints a replacement pursuant to an on-going executive search.

  The Company has announced that its focus in 1997 will be on restoring underwriting profits. Growth in net premiums written has slowed, and will continue to be slowed, as the Company seeks to achieve an acceptable combined ratio. During the period of October 1996 through March 1997, the Company has increased or is planning to increase rates in states representing approximately 95% of 1996 net premiums written. These increases vary by state and are expected to range from 3% to 20%. Due to changes which occur in the mix of business, it is not possible to precisely measure the amount of increased premiums realized from rate increases. The determination of the premium amount is calculated based on a number of variables, including rate changes, limits of liability, deductible levels, geographic location, and model of vehicle. Notwithstanding the foregoing, the Company estimates that the average earned private passenger premium rate level increased 2.4% in 1996. Where rates could not be increased within 30 days because of regulatory constraints, underwriting restrictions were put into place. These restrictions include requiring higher down payments, reducing the number of payments permitted, restricting reinstatement provisions and requiring shorter term policies. Such pricing and underwriting actions may impact the Company's competitive position, insofar as its competitors may be able to offer more attractive policy rates and terms.

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

ITEM 6. SELECTED FINANCIAL INFORMATION

  The selected consolidated income statement and balance sheet data set forth below have been derived from the financial statements of the Company. The selected consolidated financial information below should be read in conjunction with the financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                      YEARS ENDED DECEMBER 31,
                         ---------------------------------------------------------
                          1996(4)       1995      1994(3)       1993(3)   1992(3)
                         ----------  ----------  ----------     --------  --------
                             (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE
                                              AMOUNTS)
OPERATING RESULTS
  Direct premiums
   written.............. $  935,011  $  797,373  $  545,483     $395,767  $341,957
  Net premiums written..    797,989     620,447     363,467      246,393   193,459
  Total revenues........    783,411     627,458     369,587      267,510   215,287
  Income from continuing
   operations...........        170      36,619      22,538       43,286    31,324
  Net income............        170      33,995      23,188       44,196    30,110
  Net income (loss)
   available to common
   stockholders.........     (5,400)     28,425      22,306       44,196    29,772
PER SHARE
  Income from continuing
   operations........... $     (.34) $     1.86  $     1.38     $   2.53  $   1.94
  Net income............       (.34)       1.73        1.42         2.58      1.87
  Weighted average
   shares outstanding...     15,850      19,635      15,750       17,119    15,918
  Dividends paid........ $      .36  $      .36  $      .36     $    .32  $    .16
FINANCIAL POSITION
  Cash and invested
   assets............... $  567,892  $  505,104  $  420,919     $244,588  $242,249
  Total assets..........  1,356,799   1,241,679   1,152,123      656,721   584,070
  Short-term debt.......     44,000      16,000      21,000       16,049       --
  Notes payable.........    150,760     150,807     150,812       75,826    74,808
  Stockholders' equity..    215,391     234,847     195,259      127,462   115,820
GAAP COMBINED RATIO(1)
  Loss ratio............       80.0%       73.4%       70.4%        62.1%     57.0%
  Expense ratio.........       22.4        21.6        22.0         21.9      24.1
                         ----------  ----------  ----------     --------  --------
  Combined ratio........      102.4%       95.0%       92.4%        84.0%     81.1%
                         ----------  ----------  ----------     --------  --------
SELECTED INSURANCE
 COMPANY STATUTORY
 DATA(2)
  Loss ratio............       79.4%       73.2%       70.8%        63.0%     57.0%
  Expense ratio.........       22.1        21.5        21.7         22.0      20.9
                         ----------  ----------  ----------     --------  --------
  Combined ratio........      101.5%       94.7%       92.5%        85.0%     77.9%
                         ----------  ----------  ----------     --------  --------
  Statutory net income.. $    6,882  $   41,814  $   37,883(3)  $ 35,097  $ 39,267
  Statutory surplus.....    245,919     226,832     198,589      103,033   105,395
  Net premiums written
   to statutory
   surplus..............        3.2x        2.7x        2.6x(3)      2.4x      1.8x

--------

(1) Ratios for 1993 exclude the effect of non-recurring items relating to the settlement of a premium rate dispute.

(2) Combined ratio for 1994 is computed including the results of Bankers and Shippers for the period after the acquisition date of October 18, 1994.

(3) During October 1994, the Company acquired Bankers and Shippers for $153.2 million and the transaction was accounted for under the purchase method. The results of operations of Bankers and Shippers are included with the results of the Company from October 18, 1994. See Note B "Acquisitions-Purchase of Bankers and Shippers" to the financial statements for selected proforma operating results assuming the acquisition occurred on January 1, 1994 and 1993, respectively. The net premiums written to statutory surplus and statutory net income includes the results of Bankers and Shippers for the full year 1994.

(4) The financial statements of the Company for the year ended December 31, 1996 include the effects of increases in loss and loss adjustment expenses payable of $12.5 million due to actual loss and loss adjustment expenses in excess of original expectations.

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

  Loss and LAE increased 40.8% from $416.0 million in 1995 to $585.7 million in 1996. The loss ratio, defined as loss and LAE as a percentage of premiums earned, increased from 73.4% in 1995 to 80.0% in 1996. Inadequate pricing, and changes in product design and underwriting criteria, undertaken during 1996 contributed to the increase in loss and LAE and resulted in the Company attracting some new insureds with higher loss characteristics than previously experienced. The process of estimating loss and LAE requires the reliance on past history to predict the development of known claims and claims incurred but not reported. There are no methodologies that can be used to guarantee the ultimate accuracy of the estimates developed. The Company had utilized the same reserve methodology for five years and had consistently experienced favorable loss reserve development. During 1995 and 1996, the Company experienced growth in its nonstandard private passenger automobile insurance business and expanded such business into nine new states. The business in the new states comprised approximately $9.8 million and $36.1 million of additional net written premiums for 1995 and 1996, respectively. Entrance into new markets also caused the Company's loss ratio to increase because new business is generally less profitable than renewal business. The Company's loss and LAE were also adversely affected by an increase in the frequency and severity of claims. In particular, during the first and third quarters, respectively, the Company was impacted by severe winter weather and Hurricanes Fran and Bertha, which accounted for an increase in loss and LAE of approximately $12.0 million. During the fourth quarter of 1996, the Company experienced some negative development in its loss reserves due to increased physical damage claim frequency and severity, which was offset by certain favorable developments, such as reduction of claims costs from loss control initiatives and a decrease in bodily injury severity trends. Recognizing these offsetting and conflicting trends, the Company estimated the loss reserve requirements utilizing the methods employed during the past five years and recorded a $12.5 million reserve increase primarily for the 1996 accident year with $1.9 million being attributable to prior accident years. Reliance was placed on the "normal" development patterns, which had been experienced for accident years 1995, 1994 and prior years. These development patterns were applied to known results for accident year 1996 to estimate required reserves. The Company consistently utilized the same actuarial methods in evaluating the required level of loss and LAE reserves.

  The Company believes that the recent events causing the net losses for the year ended December 31, 1996 are not indicative of the future earnings potential of the Company. The primary reason for the losses in this period was the charging of inadequate prices to customers. The Company has revised its pricing and implemented underwriting restrictions designed to enhance profitability.

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

  Policy acquisition and other underwriting expenses increased 33.7% from $122.7 million in 1995 to $164.0 million in 1996. The expense ratio, defined as policy acquisition and other underwriting expenses as a percentage of premiums earned, increased from 21.6% in 1995 to 22.4% in 1996. The increase in policy acquisition and other underwriting expenses was due to an increase in personnel-related and other information systems costs. Such costs were incurred primarily to enhance the Company's operations, and also included expenditures for beginning the modifications necessary to accommodate the Year 2000. Bad debt expense during 1996 increased from $8.1 million in 1995 to $16.1 in 1996 due in part to increased net premiums written and the extension of more favorable credit terms to its insureds. As a result of the increased loss ratio in the fourth quarter primarily relating to the earlier periods in the 1996 accident year, the Company reviewed the recoverability of its deferred policy acquisition cost and determined that the sum of the expected loss and LAE based on the loss and LAE reserve analysis at year end, the deferred policy acquisition cost, and expected policy maintenance expenses for the net written premium for which the deferred policy acquisition cost was recorded, did not support the level of the acquisition cost deferred. As a result, the Company wrote off $3.5 million of estimated unrecoverable deferred policy acquisition cost.

  Other income less other expenses resulted in expenses of $.8 million in 1996 and income of $2.5 million in 1995. The decrease in income primarily reflects the fact that 1995 results included $.9 million of income from the sale of a joint venture.

  Net investment income increased 6.8% from $29.9 million in 1995 to $32.0 million in 1996 as a result of the $68.8 million increase in average invested assets. This higher level of invested assets was partially offset by a decrease in comparable investment yields and a higher percentage of tax-exempt securities, which resulted in a pre-tax yield on the investment portfolio of 5.9% in 1996 compared to 6.3% in 1995. The percentage of cash and invested assets invested in tax-exempt securities was 25.5% and 24.3% in 1996 and 1995, respectively. In addition to the variances discussed above, the Company realized investment gains of $2.7 million in 1996 after a $2.0 million write-down of bonds in its investment portfolio, compared to $9.7 million of realized investment gains in 1995. The write-down in the Company's investment portfolio related primarily to a single bond investment. During the fourth quarter of 1996, the Company relied on new lead outside counsel to evaluate the possibility of recovery on this bond and concluded that any recovery on such bond would be based solely on the outcome of litigation with the issuer. After a review of the likelihood of successful litigation, the Company wrote the asset down to zero.

  Interest expense increased from 3.5% from $14.5 million in 1995 to $15.0 million in 1996 due to increased short-term borrowings to pay parent company expenses.

  Federal income taxes decreased $18.4 million from $16.3 million incurred in 1995 to a $2.1 million tax benefit in 1996. The tax benefit is a result of the Company having a loss from operations before federal income tax.

  Income from continuing operations decreased $36.4 million from $36.6 million in 1995 to $.2 million in 1996. See Note O "Discontinued Operations" to the Financial Statements.

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

  Income from continuing operations increased $14.1 million from $22.5 million in 1994 to $36.6 million in 1995. Additionally, there were net realized investment losses of $1.1 million in 1994 compared to net realized investment gains of $9.7 million in 1995. Adjusting for these factors, income from continuing operations increased $7.1 million from $23.2 million to $30.3 million. Additional factors affecting results have been discussed above. See Note O "Discontinued Operations" to the Financial Statements.

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

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Winston-Salem, North Carolina
January 22, 1997

(September 12, 1997 as to Note O)

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

                      INTEGON CORPORATION AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31,
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    1996      1995      1994
                                                  --------  --------  --------
REVENUES
Net premiums written............................  $797,989  $620,447  $363,467
                                                  ========  ========  ========
Premiums earned.................................  $732,002  $567,018  $334,460
Net investment income...........................    31,970    29,937    17,914
Net realized investment gains (losses)..........     2,711     9,698    (1,110)
Other income....................................    16,728    20,805    18,323
                                                  --------  --------  --------
                                                   783,411   627,458   369,587
                                                  --------  --------  --------
BENEFITS AND EXPENSES
Loss and loss adjustment expenses...............   585,711   415,973   235,448
Policy acquisition and other underwriting
 expenses.......................................   164,015   122,653    73,565
Other expenses..................................    17,504    18,286    17,966
Amortization of goodwill........................     3,072     3,096     1,985
Interest expense................................    15,021    14,510     8,433
                                                  --------  --------  --------
                                                   785,323   574,518   337,397
                                                  --------  --------  --------
INCOME (LOSS) FROM OPERATIONS BEFORE FEDERAL
 INCOME TAXES AND INCOME (LOSS) OF DISCONTINUED
 OPERATIONS.....................................    (1,912)   52,940    32,190
Federal income tax (benefit)....................    (2,082)   16,321     9,652
                                                  --------  --------  --------
INCOME BEFORE INCOME (LOSS) OF DISCONTINUED
 OPERATIONS.....................................       170    36,619    22,538
Income (Loss) of Discontinued Operations, net of
 federal income tax (benefit) of $0, $(276), and
 $350...........................................       --     (2,624)      650
                                                  --------  --------  --------
NET INCOME......................................       170    33,995    23,188
Preferred stock dividends.......................     5,570     5,570       882
                                                  --------  --------  --------
Net income (loss) available to common
 stockholders...................................  $ (5,400) $ 28,425  $ 22,306
                                                  ========  ========  ========
EARNINGS PER COMMON SHARE
Primary:
  Income (loss) before income (loss) of
   discontinued operations......................  $   (.34) $   1.98  $   1.38
  Income (loss) of discontinued operations......       --       (.17)      .04
                                                  --------  --------  --------
  NET INCOME (LOSS).............................  $   (.34) $   1.81  $   1.42
                                                  ========  ========  ========
Fully diluted:
  Income (loss) before income (loss) of
   discontinued operations......................  $   (.34) $   1.86  $   1.38
  Income (loss) of discontinued operations......       --       (.13)      .04
                                                  --------  --------  --------
  NET INCOME (LOSS).............................  $   (.34) $   1.73  $   1.42
                                                  ========  ========  ========
Weighted average common shares outstanding:
  Primary.......................................    15,850    15,701    15,750
                                                  ========  ========  ========
  Fully diluted.................................    15,850    19,635    15,750
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

                     INTEGON CORPORATION AND SUBSIDIARIES

NOTE I--TRANSACTIONS WITH RELATED PARTIES--(CONTINUED)

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

                     INTEGON CORPORATION AND SUBSIDIARIES

NOTE J--STOCKHOLDERS' EQUITY--(CONTINUED)

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

                     INTEGON CORPORATION AND SUBSIDIARIES

NOTE K--RESTRICTIONS, COMMITMENTS AND CONTINGENCIES--(CONTINUED)

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

                     INTEGON CORPORATION AND SUBSIDIARIES

NOTE L--EMPLOYEE BENEFIT PLANS--(CONTINUED)

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

                     INTEGON CORPORATION AND SUBSIDIARIES

NOTE L--EMPLOYEE BENEFIT PLANS--(CONTINUED)

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

  EMPLOYEE STOCK PURCHASE PLAN: In September 1995, the Company established the Integon Corporation Employee Investment Program. The Program is designed to provide employees with a convenient and economical way to purchase shares of the Corporation's Common Stock, through payroll deduction, and to reinvest their cash dividends in additional shares of Common Stock.

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

                     INTEGON CORPORATION AND SUBSIDIARIES

NOTE M--STOCK OPTION AND INCENTIVE PLANS--(CONTINUED)

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

                     INTEGON CORPORATION AND SUBSIDIARIES

NOTE M--STOCK OPTION AND INCENTIVE PLANS--(CONTINUED)

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

                     INTEGON CORPORATION AND SUBSIDIARIES

NOTE O--DISCONTINUED OPERATIONS

DISCONTINUED OPERATIONS CONSISTS OF:

  AUTOMOBILE WARRANTY BUSINESS: In 1988, the Company decided to discontinue its automobile warranty line of business written through Integon International, Ltd. ("International"), a subsidiary of the Company, that was sold to an affiliate of John C Head III. In connection with the sale of International, the Company guaranteed to fund up to $8.1 million of claims related to this business. Reevaluations by management of the estimated ultimate liabilities associated with the guarantee resulted in reductions of the liability by $.9 million, ($.6 million after federal tax benefit), and $1.0 million ($.7 million after federal tax benefit) in 1995 and 1994, respectively.

  LITIGATION SETTLEMENT: On April 27, 1995, Integon Corporation paid to Southmark Corporation $3.8 million ($3.2 million after federal tax benefit) pursuant to a settlement of all claims and counterclaims asserted in a legal action commenced by Southmark Corporation against Integon Corporation on December 3, 1993 in the United States District Court for the Southern District of New York relating to the tax treatment of International. Pursuant to the terms of the settlement, the Southmark action has been dismissed with prejudice.

  The reductions in the automobile warranty liability and resulting gains and the litigation settlement and resulting loss were previously reported as extraordinary items. In September 1997, the Company determined that it should have reported these items as discontinued operations and changed the caption accordingly. This change resulted in a change in financial statement caption only and did not result in a change in income from continuing operations or in net income.

NOTE P--QUARTERLY FINANCIAL DATA (UNAUDITED)

                                         1996                                 1995
                          -----------------------------------  ------------------------------------
                            1ST      2ND      3RD      4TH       1ST       2ND      3RD      4TH
                          -------- -------- -------- --------  --------  -------- -------- --------
Revenues................  $178,820 $191,276 $205,121 $208,194  $142,655  $152,201 $162,599 $170,003
Income (loss) from
 continuing operations..     3,385    8,297    4,871  (16,383)    7,044     9,120    9,910   10,545
Loss of discontinued
 operations.............       --       --       --       --     (2,624)      --       --       --
Net income (loss).......     3,385    8,297    4,871  (16,383)    4,420     9,120    9,910   10,545
Primary per share
 information:
 Income (loss) from
  continuing
  operations............       .13      .44      .22    (1.13)      .36       .49      .55      .58
 Loss of discontinued
  operations............       --       --       --       --       (.17)      --       --       --
 Net income (loss)......       .13      .44      .22    (1.13)      .19       .49      .55      .58
Fully diluted per share
 information:
 Income from continuing
  operations............       .13      .42      .22    (1.13)      .36       .46      .51      .53
 Loss of discontinued
  operations............       --       --       --       --       (.17)      --       --       --
 Net income (loss)......       .13      .42      .22    (1.13)      .19       .46      .51      .53
 Cash dividends paid per
  common share..........       .09      .09      .09      .09       .09       .09      .09      .09
Market price:(1)
 High...................     22.13    20.50    21.25    20.63     14.75     17.38    18.13    21.25
 Low....................     19.13    17.25    18.38    16.00     11.75     13.13    15.88    15.88

--------
(1) The Company's Common Stock trades on the New York Stock Exchange. The number of Common Stock shareholders of record at January 24, 1997 was 264.

                     INTEGON CORPORATION AND SUBSIDIARIES

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
                                                            ========  ========

                      INTEGON CORPORATION (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                     YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1996     1995     1994
                                                     --------  -------  -------
REVENUES:
  Dividends -- affiliated..........................  $  5,208  $19,644  $20,800
  Net investment income............................       317    1,110    1,405
  Net realized investment gains (losses)...........       (34)     210      106
  Other income.....................................       126      956      177
                                                     --------  -------  -------
                                                        5,617   21,920   22,488
                                                     --------  -------  -------
EXPENSES:
  Operating and administrative.....................     5,511    4,720    6,065
  Interest expense.................................    15,021   14,510    8,433
  Amortization of goodwill.........................     1,544    1,563    1,569
                                                     --------  -------  -------
                                                       22,076   20,793   16,067
                                                     --------  -------  -------
INCOME (LOSS) BEFORE FEDERAL INCOME TAXES, EQUITY
   IN EARNINGS OF SUBSIDIARIES AND INCOME (LOSS) OF
   DISCONTINUED OPERATIONS.........................   (16,459)   1,127    6,421
Federal income tax benefit.........................    (6,272)  (6,360)  (4,250)
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF
   SUBSIDIARIES AND INCOME (LOSS) OF DISCONTINUED
   OPERATIONS......................................   (10,187)   7,487   10,671
Equity in earnings of subsidiaries (net of
   dividends to parent of $5,208, $19,644 and          10,357   29,132   11,867
   $20,800)........................................  --------  -------  -------
INCOME BEFORE INCOME (LOSS) OF DISCONTINUED
   OPERATIONS......................................       170   36,619   22,538
Income (loss) of discontinued operations...........       --    (2,624)     650
                                                     --------  -------  -------
NET INCOME.........................................  $    170  $33,995  $23,188
                                                     ========  =======  =======

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

                                                        FILED HEREWITH (*),
                                                      NONAPPLICABLE (NA), OR
                                                     INCORPORATED BY REFERENCE
                                                               FROM
                                                    ---------------------------
                                                                  INTEGON
 EXHIBIT                                                     REGISTRATION NO.
 NUMBER                                             EXHIBIT      OR REPORT
 -------                                            ------- -------------------
  10.23  Amendment to Tax Allocation Agreement
         dated August 1, 1990 and amended October
         18, 1994................................    10.57    1994 Form 10-K
  10.24  Assignment and Assumption Agreement
         dated January 20, 1995 between the
         Company and Integon Life Corporation....    10.59    1994 Form 10-K
  10.25  Intercompany Agreement dated January 20,
         1995 between PennCorp Financial Group,
         Inc., the Company, Integon Life
         Corporation, Integon Life Insurance
         Corporation and Integon Services
         Company.................................    10.60    1994 Form 10-K
  10.26  Registration Rights Agreement dated
         October 17, 1994 between the Company and
         Head Insurance Investors L.P............    10.64    1994 Form 10-K
  10.27  Letter dated January 20, 1995 from the
         Company to Integon Life Corporation
         regarding the Allocation Agreement dated
         March 11, 1993..........................    10.65     994 Form 10-K
  10.28  Letter Agreement dated July 25, 1995 by
         and among Integon Corporation, Integon
         Life Corporation and PennCorp Financial            1995 Second Quarter
         Group, Inc..............................    10.2        Form 10-Q
  10.29  Amendment to Intercompany Agreement
         dated September 29, 1995 between
         PennCorp Financial Group, Inc., the
         Company, Integon Life Insurance
         Corporation, Integon Services Company              1995 Third Quarter
         and Salem Holdings Corporation..........    10.1        Form 10-K
 +10.30  Amended and Restated Integon Corporation
         Omnibus Long-Term Performance Incentive
         Compensation Plan.......................    10.30    1996 Form 10-K
 +10.31  Integon Corporation Annual Incentive
         Award Program...........................    10.49    1995 Form 10-K
  10.32  Letter Agreement dated December 1, 1996
         between James T. Lamere and the Company.    10.32    1996 Form 10-K
  10.33  Agreement between Equifax Financial
         Services, Inc. and the Company dated,
         July 15, 1996...........................    10.33    1996 Form 10-K
  11.1   Computation of Earnings per Shares......      *            NA
  12.1   Ratio of Earnings to Fixed Charges and
         Ratio of Earnings to Combined Fixed
         Charges and Preferred Stock Dividends...      *            NA
  21.1   Subsidiaries of the Company.............    21.1     1996 Form 10-K
  23.1   Consent of Independent Auditors.........    23.1     1996 Form 10-K
  27.1   Financial Data Schedule.................     **

--------
 + Management contracts and compensatory plans or arrangements required to be filed as exhibits.
** Contained in the EDGAR filing of the Form 10-K.

  (b) Reports on Form 8-K.

     Form 8-K filed January 23, 1997

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 12, 1997.

                                          INTEGON CORPORATION

                                                /s/ John B. McKinnon
                                          By__________________________________
                                           JOHN B. MCKINNO
                                           President and Chief Executive
                                           Officer