Form 10-Q/A
period 1997-03-31
INTEGON CORP /DE/
filed 1997-09-15
CIK 878660

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q/A
                               (AMENDMENT NO. 1)

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     INTEGON CORPORATION AND SUBSIDIARIES
                                BALANCE SHEETS
                                 (Unaudited)
                (Dollars in thousands, except per share data)

                                                                            March 31,          December 31,
                                                                              1997                 1996
                                                                          ------------         ------------
ASSETS
Investments:
Fixed maturities available for sale--at market
    (amortized cost $636,131 and $522,452) ...........................   $   625,104         $   521,311
Other long-term investments ..........................................         2,815               2,743
Short-term investments ...............................................         5,720                --
                                                                         -----------          -----------
                                                                             633,639             524,054
Cash and cash equivalents ............................................        27,816              43,838
Reinsurance receivable ...............................................       176,839             185,077
Premiums due and uncollected (less allowance for
    doubtful accounts of $5,282 and $5,282) ..........................       250,661             248,537
Prepaid reinsurance premiums .........................................        52,584              48,909
Accounts receivable, primarily financing receivables
   (less allowance for doubtful accounts of $1,398 and $1,112) .......        39,602              32,957
Accrued investment income ............................................         9,290               8,933
Deferred policy acquisition costs ....................................        52,215              55,106
Property and equipment (less accumulated depreciation
    of $12,705 and $10,808) ..........................................        70,303              68,271
Goodwill (less accumulated amortization of $14,648 and $13,885) ......       106,193             106,957
Deferred income taxes ................................................        29,328              22,044
Other assets .........................................................        31,807              12,116
                                                                         -----------         -----------
                                                                         $ 1,480,277         $ 1,356,799
                                                                         ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unearned premiums ....................................................   $   374,194         $   364,081
Loss and loss adjustment expenses payable ............................       523,554             478,031
Accrued expenses and other liabilities ...............................       149,007             104,536
Short-term debt ......................................................        10,000              44,000
Notes payable ........................................................       150,705             150,760
                                                                         -----------         -----------
                                                                           1,207,460           1,141,408
                                                                         -----------         -----------
Company-obligated mandatorily redeemable capital securities
  of subsidiary trust holding solely Integon Corporation
  Junior Subordinated Deferrable Interest Debentures .................       100,000                --
                                                                         -----------         -----------


STOCKHOLDERS' EQUITY
$3.875 Convertible Preferred Stock--$.01 par value
  per share, 1,437,500 shares authorized, issued and
  outstanding ........................................................            14                 14
Common Stock--$.01 par value per share, authorized--
  35,000,000 shares; issued--17,303,321 and
  17,303,321 shares ..................................................           173                173
Class A Non-Voting Common Stock--$.01 par value per
  share, authorized 20,000,000 shares; issued and
  outstanding--none ..................................................          --                 --
Additional paid-in capital ...........................................       147,891            147,891
Net unrealized depreciation of securities ............................        (7,080)              (700)
Retained earnings ....................................................        69,640            105,834
Treasury stock--at cost, 1,567,200 shares ............................       (37,821)           (37,821)
                                                                           ----------         ----------
                                                                             172,817             215,391
                                                                           ----------         ----------
                                                                           $1,480,277         $1,356,799
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



                                                              1997         1996
                                                              ----         ----
     Pro forma net income...............................  $  (33,530)   $ 3,302
     Pro forma primary earnings per share...............     $ (2.22)    $  .12
     Pro forma fully diluted earnings per share.........     $ (2.22)    $  .12

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

Note 5 - Loss and Loss Adjustment Expenses Payable

Loss and loss adjustment expenses payable represent the estimated liability on claims reported to the Company plus reserves for claims incurred but not yet reported and the estimated settlement expenses related to these claims. The liabilities for claims and related settlement expenses are determined using "case basis" evaluations and statistical analysis and represent estimates of the ultimate net cost of all losses incurred through the balance sheet date. Although considerable variability is inherent in such estimates, management believes that the liabilities for unpaid claims and related settlement expenses are adequate; however, there can be no assurance that future adjustments to loss and loss adjustment expenses payable will not be required. The estimates are reviewed by management and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations. There are no methodologies that can be used to guarantee the ultimate accuracy of the estimates developed. The Company had utilized the same reserve methodology for five years and had consistently experienced favorable loss reserve development. During the first quarter 1997 review of reserves, the loss experience data revealed that the business was experiencing yet more adverse development than indicated in the fourth quarter, and certain other unfavorable factors emerged, including higher losses experienced during the fourth quarter than initially estimated, increased physical damage frequency and severity trends, and a slower than anticipated reduction in claims costs from loss control initiatives implemented at the Company. Based on this information, the Company further segmented the data it was using to estimate needed reserves and determined that the additional reserve increase of $42.0 million was necessary.

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

Results of Continuing Operations

Three Months Ended March 31, 1997 ("1997") Compared with Three Months Ended March 31, 1996 ("1996")

     Net premiums written increased 4.3% from $194.3 million in 1996 to $202.6 million in 1997. Price increases taken during the fourth quarter of 1996 and the first quarter of 1997, ranging from 3% to 20% in response to losses experienced, have had the effect of slowing premium growth. Due to changes which occur in the mix of business, it is not possible to precisely measure the amount of premiums realized from rate increases. The determination of the premium amount is calculated based on a number of variables, including rate changes, limits of liability, deductible levels, geographic location and model of vehicle. Nonstandard automobile insurance net premiums written increased from $176.8 million in 1996 to $180.2 million in 1997 or 1.9% due primarily to growth in the Company's more mature operating states. Specialty auto products net premiums written increased 47.3% from $11.0 million in 1996 to $16.2 million in 1997. Premiums earned on all lines of business increased 19.0% from $164.8 million in 1996 to $196.1 million in 1997 and reflects primarily the increase in net premiums written during 1996 compared to 1995.

     Loss and loss adjustment expenses increased 52.6% from $130.6 million in 1996 to $199.2 million in 1997. The loss ratio, defined as loss and loss adjustment expenses as a percentage of premiums earned, increased from 79.2% in 1996 to 101.6% in 1997 due primarily to an increase to loss reserves of $42.0 million following a comprehensive review and analysis by the Company's actuarial staff and independent consulting actuaries. During the first quarter of 1997, the Company experienced greater than anticipated physical damage loss activity related to the 1996 accident year. Post quarter analysis has determined that winter storms in December resulted in a tendency for policyholders and affected third parties to wait until after the holidays to report claims against the Company. While this is not unusual behavior, it appeared to have happened to a greater extent than previous experience would allow the Company to anticipate. Furthermore, after an in-depth review, the Company determined that reserves primarily related to automobile liability coverages needed to be strengthened. During the first quarter 1997 review of reserves, the loss experience data revealed that the business was experiencing yet more adverse development than indicated in the fourth quarter, and certain other unfavorable factors emerged, including higher losses experienced during the fourth quarter than initially estimated, increased physical damage frequency and severity trends, and a slower than anticipated reduction in claims costs from loss control initiatives implemented at the Company. Based on this information, the Company further segmented the data it was using to estimate needed reserves and determined that the additional reserve increase of $42 million was necessary.

     The Company believes that the recent events causing the net losses for the year ended December 31, 1996 and quarter ended March 31, 1997 are not indicative of the future earnings potential of the Company. The primary reason for the losses in these periods was the charging of inadequate prices to customers prior to 1997. The Company has revised its pricing and implemented underwriting restrictions designed to enhance profitability.

     Both the underwriting restrictions and the rate increases have had the effect of reducing the loss ratio for the 1997 accident year as compared to the 1996 accident year. These changes have also reduced the net premiums written growth rate during 1997, which, the Company believes, will assist in returning it to profitability.

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations. (continued)

     The Company's estimate of loss reserves, including reserves for claims incurred but not reported, are subject to variability and, accordingly may develop differently than projected. The process of estimating loss and loss adjustment expense reserves requires the reliance on past history to predict the development of known claims and claims incurred but not reported. There are no methodologies that can be used to guarantee the ultimate accuracy of the estimates developed. These estimates are reviewed by management and, as adjustments to these liabilities become necessary such adjustments are reflected in current operations.

     Policy acquisition and other underwriting expenses increased $16.1 million from $35.0 million in 1996 to $51.1 million in 1997. The expense ratio, defined as policy acquisition and other underwriting expenses as a percentage of premiums earned, increased from 21.2% in 1996 to 26.1% in 1997. The increase in the expense ratio was due primarily to a write-off of deferred policy acquisition costs of $3.7 million due to the increase in the loss ratio for accident year 1996 and due to an increase in personnel-related and other information systems costs including for modifications necessary to accommodate the Year 2000. As a result of the increased loss ratio in the first quarter of 1997 and the fourth quarter of 1996 primarily relating to the earlier periods in the 1996 accident year, the Company reviewed the recoverability of its deferred policy acquisition cost and determined that the sum of the expected loss and loss adjustment expenses based on the loss and loss adjustment expense reserve analysis at year end, the deferred policy acquisition cost, and expected policy maintenance expenses for the net written premium for which the deferred policy acquisition cost was recorded did not support the level of the acquisition cost deferred.

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

         Net income decreased $36.8 million from $3.4 million in 1996 to a loss of $33.4 million in 1997 .

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

The principal uses of funds of the Company's subsidiaries are the payment of claims on insurance policies, the payment of operating expenses, the payment of interest on the certificates of contribution, distributions on the Capital Securities, purchase of investments, tax sharing payments and dividends to the Company .

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

Item 6.         Exhibits and Reports on Form 8-K.

a.  Exhibits

                                                           Filed Herewith (*),
                                                          Nonapplicable (NA), or
                                                  Incorporated by Reference from
                                                  ------------------------------
                                                                Integon
Exhibit                                                         Registration     Sequential
Number                                                Exhibit   No. or Report    Page Number
-------                                               -------   --------------   -----------
 10.1    Letter Agreement entered into between          10.1     1997 First
         the Company and Steven C. Andrews dated                 Quarter
         February 13, 1997 regarding severance                   Form 10-Q

 10.2    Letter Agreement entered into between          10.2     1997 First
         the Company and Donald F. McKee dated                   Quarter
         February 13, 1997 regarding severance                   Form 10-Q

 10.3    Form of Letter Agreement entered into          10.3     1997 First
         between the Company and each of John B.Yorke,           Quarter
         Arthur S. Lyon, Jr., Brian T. Sheekey,                  Form 10-Q
         John C. Beattie and Kenneth J. Jakubowski
         dated February 13, 1997 regarding severance

 10.4    Amendment No. 2 to the Integon Corporation      10.4    1997 First
         1992 Stock Option Plan                                  Quarter
                                                                 Form 10-Q

 10.5    Integon Corporation Amended and Restated        10.5    1997 First
         Omnibus Long-Term Performance Incentive                 Quarter
         Compensation Plan                                       Form 10-Q

 10.6    Amendment No. 1 to the Integon Corporation      10.6    1997 First
         Amended and Restated Omnibus Long-Term                  Quarter
         Performance Incentive Compensation Plan                 Form 10-Q

Item 6.         Exhibits and Reports on Form 8-K. (continued)

a.       Exhibits

                                                        Filed Herewith (*),
                                                       Nonapplicable (NA), or
                                                  Incorporated by Reference from
                                                  -----------------------------
                                                                  Integon
Exhibit                                                           Registration    Sequential
Number                                              Exhibit       No. or Report   Page Number
-------                                             -------       -------------   -----------
10.7     Integon Corporation Executive                10.7        1997 First
         Salary Deferral Plan                                     Quarter
                                                                  Form 10-Q

10.8     Integon Corporation Severance Policy         10.8        1997 First
                                                                  Quarter
                                                                  Form 10-Q

10.9     Integon Corporation Amended and              10.9        1997 First
         Restated Annual Incentive Award Plan                     Quarter
                                                                  Form 10-Q

11.1     Computation of Earnings per Share            11.1        1997 First
                                                                  Quarter
                                                                  Form 10-Q

27       Financial Data Schedule

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


                               INTEGON CORPORATION



September 12, 1997                 /s/ Brian T. Sheekey
                                   --------------------
                                   Brian T. Sheekey
                                   (Duly Authorized Officer
                                   and Principal Accounting Officer)

                                INDEX TO EXHIBITS


                                                  Filed Herewith (*),
                                                Nonapplicable (NA), or
                                           Incorporated by Reference from
                                           -------------------------------------
                                                     Integon
Exhibit                                              Registration     Sequential
Number                                    Exhibit    No. or Report   Page Number
-------                                 ---------    -------------   -----------

10.1   Letter Agreement entered into         10.1    1997 First
       between the Company and Steven                Quarter
       C. Andrews dated February 13,                 Form 10-Q
       1997 regarding severance

10.2   Letter Agreement entered into         10.2    1997 First
       between the Company and Donald                Quarter
       F. McKee dated February 13,                   Form 10-Q
       1997 regarding severance

10.3   Form of Letter Agreement              10.3    1997 First
       entered into between the Company              Quarter
       and each of John B. Yorke,                    Form 10-Q
       Arthur S. Lyon, Jr., Brian T.
       Sheekey, John C Beattie, and
       Kenneth J. Jakubowski dated
       February 13, 1997 regarding severance

10.4   Amendment No. 2 to the Integon        10.4    1997 First
       Corporation 1992 Stock Option Plan            Quarter
                                                     Form 10-Q

10.5   Integon Corporation Amended and       10.5    1997 First
       Restated Omnibus Long-Term                    Quarter
       Performance Incentive                         Form 10-Q
       Compensation Plan

10.6   Amendment No. 1 to the Integon        10.6    1997 First
       Corporation Amended and Restated              Quarter
       OmnibusLong-Term Performance                  Form 10-Q
       Incentive Compensation Plan

                                                  Filed Herewith (*),
                                                Nonapplicable (NA), or
                                           Incorporated by Reference from
                                           -------------------------------------
                                                     Integon
Exhibit                                              Registration     Sequential
Number                                    Exhibit    No. or Report   Page Number
-------                                 ---------    -------------   -----------

10.7   Integon Corporation Executive        10.7     1997 First
       Salary Deferral Plan                          Quarter
                                                     Form 10-Q

10.8   Integon Corporation                  10.8     1997 First
       Severance Policy                              Quarter
                                                     Form 10-Q

10.9   Integon Corporation Amended          10.9     1997 First
       and Restated Annual                           Quarter
       Incentive Award Plan                          Form 10-Q

11.1   Computation of Earnings              11.1     1997 First
       Per Share                                     Quarter
                                                     Form 10-Q

27     Financial Data Schedule