Form 10-Q/A
period 1997-06-30
INTEGON CORP /DE/
filed 1997-09-15
CIK 878660

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


Yes   X                    No
     ---


         As of July 31, 1997, there were 15,962,639 shares outstanding of Integon Corporation's Common Stock.

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                      INTEGON CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEETS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                            June 30,     December 31,
                                                                              1997           1996
                                                                          -----------    -----------
ASSETS
Investments:
Fixed maturities available for sale--at market
     (amortized cost $635,533 and $522,452) ..........................   $   633,239    $   521,311
Other long-term investments ..........................................         1,098          2,743
Short-term investments ...............................................         5,796           --
                                                                          -----------    -----------
                                                                             640,133        524,054
Cash and cash equivalents ............................................        45,766         43,838
Reinsurance receivable ...............................................       175,349        185,077
Premiums due and uncollected (less allowance for
     doubtful accounts of $5,282 and $5,282) .........................       238,395        248,537
Prepaid reinsurance premiums .........................................        49,833         48,909
Accounts receivable, primarily financing receivables
     (less allowance for doubtful accounts of $1,260
     and $1,112) .....................................................        40,181         32,957
Accrued investment income ............................................         9,345          8,933
Deferred policy acquisition costs ....................................        49,688         55,106
Property and equipment (less accumulated depreciation
     of $14,749 and $10,808) .........................................        77,596         68,271
Goodwill (less accumulated amortization of $15,412
     and $13,885) ....................................................       105,429        106,957
Deferred income taxes ................................................        26,823         22,044
Other assets .........................................................        25,899         12,116
                                                                          -----------    -----------
                                                                         $ 1,484,437    $ 1,356,799
                                                                          ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unearned premiums ....................................................   $   358,883    $   364,081
Loss and loss adjustment expenses payable ............................       531,027        478,031
Accrued expenses and other liabilities ...............................       144,561        104,536
Short-term debt ......................................................        26,000         44,000
Notes payable ........................................................       150,714        150,760
                                                                          -----------    -----------
                                                                           1,211,185      1,141,408
                                                                          -----------    -----------

Company-obligated mandatorily redeemable capital securities
     of subsidiary trust holding solely Integon Corporation
     Junior Subordinated Deferrable Interest Debentures
                                                                             100,000           --
                                                                          -----------    -----------


STOCKHOLDERS' EQUITY
$3.875 Convertible Preferred Stock--$.01 par value
     per share, 1,437,500 shares authorized, issued and
     outstanding .....................................................            14             14
Common Stock--$.01 par value per share, authorized--
     35,000,000 shares; issued--17,354,739 and
     17,303,321 shares ...............................................           173            173
Class A Non-Voting Common Stock--$.01 par value per
     share, authorized 20,000,000 shares; issued and
     outstanding--none ...............................................          --             --
Additional paid-in capital ...........................................       148,803        147,891
Net unrealized depreciation of securities ............................        (1,345)          (700)
Retained earnings ....................................................        63,428        105,834
Treasury stock--at cost, 1,567,200 shares ............................       (37,821)       (37,821)


                                                                           ----------     ----------
                                                                             173,252        215,391
                                                                           ----------     ----------
                                                                          $1,484,437     $1,356,799
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


                                 Three Months Ended           Six Months Ended
                                       June 30,                    June 30,
                                --------------------        --------------------
                                 1997          1996          1997          1996
                                ------        ------        ------        ------
Pro forma net income (loss).  $  (3,555)   $   8,214    $  (37,085)   $   11,516
Pro forma primary earnings
   per share ..............   $    (.31)   $     .43    $    (2.53)   $     .55
Pro forma fully diluted
   earnings per share......   $    (.31)   $     .42    $    (2.53)   $     .55


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

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes reporting standards for public companies concerning annual and interim financial statements of their operating segments. Operating segments are components of a company about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and assess performance. The standard sets criteria for reporting disclosures about a company's products and services, geographic areas and major customers. The Company will adopt SFAS No. 131 on January 1, 1998 as required and believes that the impact on its financial position and results of operations is not material.

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

Results of Continuing Operations

Six Months Ended June 30, 1997 ("1997") Compared with Six Months Ended June 30, 1996 ("1996")

         Net premiums written decreased 0.9% from $392.1 million in 1996 to $388.5 million in 1997. Nonstandard automobile insurance net premiums written decreased from $355.7 million in 1996 to $339.8 million in 1997 or 4.5%. Price increases taken during the fourth quarter of 1996 and the first two quarters of 1997, ranging from 3% to 20% in response to losses experienced, have had the effect of slowing premium growth. Due to changes which occur in the mix of business, it is not possible to precisely measure the amount of increased premiums realized from rate increases. The determination of the premium amount is calculated based on a number of variables, including rate changes, limits of liability, deductible levels, geographic location, and model of vehicle. Notwithstanding the foregoing, the Company estimates that the average earned private passenger premium rate level increased 2.4% in calendar year 1996 and 7% in the first six months of 1997. Specialty auto products net premiums written increased 54.0% from $23.5 million in 1996 to $36.2 million in 1997. Premiums earned on all lines of business increased 14.4% from $345.1 million in 1996 to $394.6 million in 1997 and reflects primarily the increase in net premiums written during 1996 compared to 1995.

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

         The Company's estimate of loss reserves, including reserves for claims incurred but not reported, are subject to variability and, accordingly may develop differently than projected. The process of estimating loss and loss adjustment expense reserves requires the reliance on past history to predict the development of known claims and claims incurred but not reported. There are no methodologies that can be used to guarantee the ultimate accuracy of the estimate developed. These estimates are reviewed by management and, as adjustments to these liabilities become necessary such adjustments are reflected in current operations.

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

         As a result of the increased loss ratio in the fourth quarter and the first quarter of 1997 primarily relating to the earlier periods in the 1996 accident year, the Company reviewed the recoverability of its deferred policy acquisition cost and determined that the sum of the expected loss and loss adjustment expenses based on the loss and loss adjustment expense reserve analysis at year end, the deferred policy acquisition cost, and expected policy maintenance expenses for the net written premium for which the deferred policy acquisition cost was recorded did not support the level of the acquisition cost deferred. As a result, the Company wrote off $3.7 million of estimated unrecoverable deferred policy acquisition cost.



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

         Other income less other expenses decreased from income of $.7 million in 1996 to an expense of $.5 million in 1997 due to one time expenses incurred during the period leading to the merger. See Note 6 .

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

Item 6.  Exhibits and Reports on Form 8-K.

a.       Exhibits

                                                Filed Herewith (*),
                                               Nonapplicable (NA), or
                                          Incorporated by Reference from
                                          ------------------------------

                                                               Integon
Exhibit                                                      Registration
Number                                   Exhibit             No. or Report
-------                                  --------            -------------

11.1    Computation of Earnings
        per Share                          11.1               1997 Second
                                                              Quarter Form
                                                              10-Q
b.      Reports on Form 8-K.

        The following reports on Form 8-K were filed during the quarter ended June 30, 1997.

        Filing Date        Item No.     Description
        -----------        --------     -----------

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


                                    INTEGON CORPORATION



September 12, 1997                   /s/ Brian T. Sheekey
                                    --------------------
                                        Brian T. Sheekey
                                        (Duly Authorized Officer
                                        and Principal Accounting Officer)

                                INDEX TO EXHIBITS


                                               Filed Herewith (*),
                                             Nonapplicable (NA), or
                                          Incorporated by Reference from
                                  ---------------------------------------------
                                               Integon
Exhibit                                        Registration          Sequential
Number                            Exhibit      No. or Report        Page Number
-------                           -------      -------------        ------------


11.1     Computation of Earnings
         per Share                   11.1      1997 Second
                                               Quarter
                                               Form 10-Q