Form 10-Q
period 1997-09-30
INTEGON CORP /DE/
filed 1997-11-14
CIK 878660

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                        Commission file number 001-10997

                               INTEGON CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                               13-3559471
-------------------------------                 -------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)

           500 West Fifth Street, Winston-Salem, North Carolina 27152
          -----------------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

                                 (910) 770-2000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                    No
     ---
         As of November 12, 1997, there were 16,133,063 shares outstanding of Integon Corporation's Common Stock.

                      INTEGON CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q



PART I - FINANCIAL INFORMATION
                                                                         Page
Item 1.  Financial Statements.                                          ------
     Balance Sheets - September 30, 1997 and December 31, 1996.............3
     Statements of Operations - Three Months Ended September 30,
         1997 and 1996 and nine months ended September 30, 1997 and
         1996 .............................................................4
     Statements of Cash Flows - Nine Months Ended September 30,
         1997 and 1996.....................................................5
     Notes to Financial Statements.........................................6


Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................11


PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K............................20

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     INTEGON CORPORATION AND SUBSIDIARIES
                                BALANCE SHEETS
                                 (Unaudited)
                (Dollars in thousands, except per share data)

                                                                                        September 30,            December 31,
                                                                                            1997                     1996
                                                                                        -------------            ------------
ASSETS
Investments:
Fixed maturities available for sale--at market
     (amortized cost $643,586 and $522,452)....................................        $      650,768             $  521,311
Other long-term investments....................................................                 1,132                  2,743
Short-term investments.........................................................                   471                     --
                                                                                       --------------             ----------
                                                                                              652,371                524,054
Cash and cash equivalents......................................................                33,517                 43,838
Reinsurance receivable.........................................................               163,505                185,077
Premiums due and uncollected (less allowance for
     doubtful accounts of $5,282 and $5,282)...................................               224,077                248,537
Prepaid reinsurance premiums...................................................                49,107                 48,909
Accounts receivable, primarily financing receivables
    (less allowance for doubtful accounts of $1,433
    and $1,112)................................................................                42,445                 32,957
Accrued investment income......................................................                 9,535                  8,933
Deferred policy acquisition costs..............................................                45,615                 55,106
Property and equipment (less accumulated depreciation
     of $16,791 and $10,808)...................................................                76,996                 68,271
Goodwill (less accumulated amortization of $16,176
     and $13,885)..............................................................               104,665                106,957
Deferred income taxes..........................................................                24,257                 22,044
Other assets...................................................................                23,641                 12,116
                                                                                       --------------             ----------
                                                                                       $    1,449,731             $1,356,799
                                                                                       ==============             ==========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 LIABILITIES
Unearned premiums..............................................................        $      336,106             $  364,081
Loss and loss adjustment expenses payable......................................               532,170                478,031
Accrued expenses and other liabilities.........................................               126,241                104,536
Short-term debt................................................................                22,000                 44,000
Notes payable..................................................................               150,723                150,760
                                                                                       --------------             ----------
                                                                                            1,167,240              1,141,408
                                                                                       --------------             ----------
Company-obligated mandatorily redeemable capital securities of subsidiary trust holding solely Integon Corporation Junior Subordinated Deferrable Interest
   Debentures..................................................................               100,000                     --
                                                                                       --------------             ----------
STOCKHOLDERS' EQUITY
$3.875 Convertible Preferred Stock--$.01 par value
   per share, 1,437,500 shares authorized, 1,435,700 and
   1,437,500 issued and outstanding............................................                    14                     14
Common Stock--$.01 par value per share, authorized--
   35,000,000 shares; issued--17,700,263 and
   17,303,321 shares...........................................................                   177                    173
Class A Non-Voting Common Stock--$.01 par value per
   share, authorized 20,000,000 shares; issued and
   outstanding--none...........................................................                    --                     --
Additional paid-in capital.....................................................               155,211                147,891
Net unrealized depreciation of securities......................................                 4,852                   (700)
Retained earnings..............................................................                60,058                105,834
Treasury stock--at cost, 1,567,200 shares......................................               (37,821)               (37,821)
                                                                                       --------------             ----------
                                                                                              182,491                215,391
                                                                                       --------------             ----------
                                                                                       $    1,449,731             $1,356,799
                                                                                       ==============             ==========

The  accompanying  notes  are an  integral  part of  these statements.

                      INTEGON CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                                            Three Months Ended                  Nine Months Ended
                                                                                 September 30,                    September 30,
                                                                           -----------------------------    -------------------
                                                                               1997            1996             1997            1996
                                                                               ----            ----             ----            ----
REVENUES
Net premiums written................................................           $168,085        $214,369     $556,548        $606,442
                                                                               ========        ========     ========        ========

Premiums earned.....................................................           $190,136        $191,790     $584,721        $536,845
Net investment income...............................................             10,542           8,026       29,855          23,637
Net realized investment gains (losses)..............................                471           1,140       (1,602)          2,360
Other income........................................................              4,972           4,165       14,172          12,375
                                                                               --------        --------     --------        --------
                                                                                206,121         205,121      627,146         575,217
                                                                               --------        --------     --------        --------
BENEFITS AND EXPENSES
Loss and loss adjustment expenses...................................            148,826         147,249      504,237         411,839
Policy acquisition and other underwriting
  expenses..........................................................             45,364          41,977      145,165         114,042
Other expenses......................................................              5,604           4,311       15,520          11,682
Amortization of goodwill............................................                764             769        2,292           2,308
Interest expense....................................................              3,721           3,732       11,175          11,087
                                                                               --------        --------     --------        --------
                                                                                204,279         198,038      678,389         550,958
                                                                               --------        --------     --------        --------
INCOME (LOSS) FROM OPERATIONS BEFORE FEDERAL
INCOME TAX (BENEFIT) AND DISTRIBUTIONS ON
CAPITAL SECURITIES OF SUBSIDIARY TRUST..............................              1,842           7,083      (51,243)         24,259
Federal income tax (benefit)........................................                641           2,212      (18,394)          7,706
                                                                               --------         -------     --------        --------
Income (loss) before distributions on capital
securities of subsidiary trust......................................              1,201           4,871      (32,849)         16,553
Distributions on capital securities of
subsidiary trust, net of federal income tax
benefit of $930, $--, $2,404 and $--................................             (1,727)             --       (4,464)             --
                                                                               --------        --------     --------        --------


     NET INCOME (LOSS)..............................................               (526)          4,871      (37,313)         16,553
Preferred stock dividends...........................................              1,393           1,393        4,178           4,178
                                                                               --------        --------     --------        --------
Net income (loss) available to common shareholders..................           $ (1,919)       $  3,478     $(41,491)       $ 12,375
                                                                               ========        ========     ========        ========

EARNINGS PER COMMON SHARE
Primary.............................................................           $   (.12)       $    .22     $  (2.61)       $    .78
                                                                               ========        ========    =========        ========
Fully diluted.......................................................           $   (.12)       $    .22     $  (2.61)       $    .78
                                                                               ========        ========    =========        ========

Weighted average common shares outstanding:
  Primary...........................................................             16,417          15,880       15,911          15,869
                                                                               ========        ========     ========        ========
  Fully diluted.....................................................             16,417          15,880       15,911          15,869
                                                                               ========        ========     ========        ========

Dividends declared per share........................................           $    .09       $     .09    $     .27        $    .27
                                                                               ========       =========     ========        ========


The accompanying notes are an integral part of these statements.

                                          INTEGON CORPORATION AND SUBSIDIARIES
                                                STATEMENTS OF CASH FLOWS
                                                       (Unaudited)
                                                     (In thousands)




                                                                                               Nine Months Ended
                                                                                       ------------------------------
                                                                                                  September 30,
                                                                                              1997              1996
Cash Flows from Operating Activities                                                   -----------         ---------
Net income (loss)...................................................................... $ (37,313)         $  16,553

Adjustments  to  reconcile   net  income  to  net  cash  provided  by
 operating activities:
     Net realized investment (gains) losses............................................     1,602             (2,360)
     Depreciation and amortization.....................................................     8,906              7,157
     Net amortization of discounts and premiums........................................        86                927
     Provision for deferred federal income taxes (benefit).............................    (5,203)            (1,020)
     Net decrease in reinsurance assets................................................    21,374             16,767
     Net (increase) decrease in premiums due and uncollected...........................    24,460            (60,187)
     Net (increase) decrease in deferred policy acquisition
        costs                                                                               9,491            (12,879)
     Net increase in accounts and notes receivable,
        accrued investment income and other assets.....................................   (14,995)            (2,754)
     Increase (decrease) in unearned premiums..........................................   (27,975)            65,956
     Increase in loss and loss adjustment expenses payable.............................    54,139             27,451
     Net increase in accrued expenses and
        other liabilities..............................................................    34,150              9,768
                                                                                        ---------          ---------

        Net cash flows provided by operating activities
        from continuing operations.....................................................    68,722             65,379
                                                                                        ---------          ---------

Cash Flows from Investing Activities
Investment securities sold.............................................................   539,840            441,801
Investment securities matured, called or redeemed......................................    17,515             18,984
Investment securities purchased........................................................  (679,152)          (492,463)
Other, net.............................................................................   (14,436)            (7,021)
                                                                                        ---------          ---------
     Net cash flows used in investing activities.......................................  (136,233)           (38,699)
                                                                                        ---------          ---------

Cash Flows from Financing Activities
Net increase (decrease) in short-term debt.............................................   (22,000)            18,000
Proceeds from Company-obligated mandatorily redeemable
     capital securities of subsidiary trust............................................   100,000                 --
Proceeds from exercise of share options................................................     6,012                 --
Common stock dividends.................................................................    (4,285)            (4,247)
Preferred stock dividends..............................................................    (4,178)            (4,178)
Decrease in notes payable..............................................................       (37)               (55)
Increase in book cash overdrafts.......................................................   (18,322)            (6,568)
                                                                                        ---------          ---------
    Net cash flows provided by financing activities....................................    57,190              2,952
                                                                                        ---------          ---------
Net increase (decrease) in cash and cash equivalents...................................   (10,321)            29,632
    Cash and cash equivalents at beginning of period...................................    43,838             21,046
                                                                                        ---------          ---------
Cash and cash equivalents at end of period............................................. $  33,517          $  50,678
                                                                                        =========          =========

Supplemental Disclosures of Cash Flows Information
Interest paid during the period........................................................    10,578          $  10,498
Federal income taxes paid during the period............................................        36             10,300


The accompanying notes are an integral part of these statements.

                      INTEGON CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

                                   (Unaudited)

Note 1 - Accounting Policies

The  accompanying   unaudited   consolidated  financial  statements  of  Integon
Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim periods.

In the opinion of management, these financial statements include all adjustments, including all normal recurring accruals, necessary for a fair presentation of the consolidated financial position at September 30, 1997 and December 31, 1996 and the consolidated results of operations and cash flows for the periods ended September 30, 1997 and 1996.

The operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.

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

Underwriting fees and other costs of $4.0 million relating to the issuance of the Capital Securities have been capitalized. Such costs are being amortized using the interest-rate method. See Note 6 of Notes to Financial Statements.

Note 3 - Stock Option and Incentive Plans

The Company applies APB 25 and related Interpretations in accounting for stock option and incentive plans. Accordingly, no compensation cost has been recognized for stock options issued under either the 1992 Stock Option Plan or the Amended and Restated Omnibus Long-Term Performance Incentive Compensation Plan.

Had compensation cost for stock-based compensation under these two plans been determined consistent with Statement of Financial Accounting Standards ("SFAS") No. 123, the Company's net income and earnings per share on a pro forma basis for the period ended September 30, would have been as follows:

                                                            Three Months Ended            Nine Months Ended
                                                               September 30,                 September 30,
                                                            -------------------          -------------------
                                                             1997          1996           1997         1996
                                                            ------        ------         ------       ------
Pro forma net income (loss)..........................        $(675)       $4,789       $(37,760)     $16,305
Pro forma primary earnings
   per share.........................................        $(.13)       $  .21       $  (2.64)     $   .76
Pro forma fully diluted
   earnings per share................................        $(.13)       $  .21       $  (2.64)     $   .76

See Note 6 of Notes to Financial Statements.

Note 4 - Accounting Standards Issued But Not Yet Adopted

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share" which changes the method of calculating earnings per share. SFAS No. 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share on the face of the income statement. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. The statement is effective for financial statements for periods ending after December 31, 1997, and early adoption is not permitted. The pro forma basic earnings per share and diluted earnings per share calculated in accordance with SFAS No. 128 for the period ended September 30, are as follows:

                                                         Three Months Ended              Nine Months Ended
                                                             September 30,                   September 30,
                                                       ----------------------           --------------------
                                                         1997           1996             1997          1996
                                                        ------         ------           ------        ------
Pro forma basic earnings per
     share.........................................      $(.12)          $.22           $(2.62)         $.79
Pro forma diluted earnings
     per share ....................................      $(.12)          $.22           $(2.62)         $.78



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

Note 6 - Sale of the Company

On June 23, 1997, the Company signed a definitive agreement with General Motors Acceptance Corporation ("GMAC") providing for the Company's merger with a subsidiary of GMAC. The merger of Integon with a subsidiary of GMAC was consummated on October 17, 1997 following shareholder approval on October 16, 1997. Holders of the Company's Common Stock received $26 per share in cash. Each share of the Company's $3.875 Convertible Preferred Stock was convertible on or before November 6, 1997 into a right to receive $68.24 per share in cash. Any shares of Convertible Preferred Stock not converted were redeemed on November 12, 1997 at $52.33.

On November 12, 1997, the Company announced its offering to purchase for cash any and all of $150.0 million aggregate principal amount of 8% Senior Notes due 1999 and 9 1/2% Senior Notes due 2001 issued by Integon, and any and all of the $100.0 million aggregate principal amount of 10 3/4% Capital Securities issued by Integon Capital I. Concurrently, the Company is soliciting consents from holders to proposed amendments to the indentures pursuant to which the securities were issued. The tender offers are made upon the terms and subject to the conditions set forth in the Offer to Purchase and Consent Solicitation Statements for each security which was mailed to holders on or about November 12, 1997.

Each of the consent solicitations will expire at 5:00 P.M. New York City time, on Tuesday, November 25, 1997 unless extended ("Consent Date"). Each of the tender offers will expire at 12:00 Midnight, New York City time, on Wednesday, December 10, 1997, unless extended or earlier terminated by Integon. Payments will be made on the third NYSE trading day following the expiration of the tender offers.

In connection with the merger of Integon with a subsidiary of GMAC, the 1992 Stock Option Plan and the Amended and Restated Omnibus Long-Term Performance Incentive Compensation Plan were terminated.

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

General

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes on pages 3 through 10 of this Quarterly Report on Form 10-Q. The reader is presumed to have read or have access to Integon Corporation's 1996 Annual Report on Form 10-K.

Results of Continuing Operations

Nine Months Ended September 30, 1997 ("1997") Compared with Nine Months Ended September 30, 1996 ("1996")

         Net premiums written decreased 8.2% from $606.4 million in 1996 to $556.5 million in 1997. Nonstandard automobile insurance net premiums written decreased from $550.1 million in 1996 to $487.9 million in 1997 or 11.3%. Price increases taken during the fourth quarter of 1996 and the first three quarters of 1997, ranging from 3% to 20% in response to losses experienced, have had the effect of slowing premium growth. Due to changes which occur in the mix of business, it is not possible to precisely measure the amount of increased premiums realized from rate increases. The determination of the premium amount is calculated based on a number of variables, including rate changes, limits of liability, deductible levels, geographic location, and model of vehicle. Specialty auto products net premiums written increased 33.8% from $37.0 million in 1996 to $49.5 million in 1997. Premiums earned on all lines of business increased 8.9% from $536.8 million in 1996 to $584.7 million in 1997 and reflects primarily the increase in net premiums written during 1996 compared to 1995.

         Loss and loss adjustment expenses increased 22.4% from $411.8 million in 1996 to $504.2 million in 1997. The loss ratio, defined as loss and loss adjustment expenses as a percentage of premiums earned, increased from 76.7% in 1996 to 86.2% in 1997 due primarily to an increase to loss reserves of $42.0 million during the first quarter of 1997 following a comprehensive review and analysis by the Company's actuarial staff and independent consulting actuaries.

         During the first quarter 1997 review of reserves, the loss experience data revealed that the business was experiencing yet more adverse development than indicated in the fourth quarter, and certain other unfavorable factors emerged, including higher losses experienced during the fourth quarter than initially estimated, increased physical damage frequency and severity

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. (Continued)

trends, and a slower than anticipated reduction in claims costs from loss control initiatives implemented at the Company. Based on this information, the Company further segmented the data it was using to estimate needed reserves and determined that the additional reserve increase of $42.0 million was necessary. Since the end of the first quarter, the actual loss emergence from accident years 1996 and prior has been consistent with the $42 million reserve increase confirming the appropriateness of the adjustment. Losses for accident year 1997 are also emerging as expected in accordance with the current reserve level.

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

         Policy acquisition and other underwriting expenses increased $31.2 million from $114.0 million in 1996 to $145.2 million in 1997. The expense ratio, defined as policy acquisition and other underwriting expenses as a percentage of premiums earned, increased from 21.2% in 1996 to 24.8% in 1997. The increase in the expense ratio was due primarily to a write-off of deferred policy acquisition costs of $3.7 million due to the increase in the loss ratio for accident year 1996 and due to an increase in personnel-related and information systems costs. Such costs were incurred primarily to enhance the Company's operations, and included expenses for modifications necessary to accommodate the Year 2000.

         As a result of the increased loss ratio in the fourth quarter of 1996, and the first quarter of 1997 primarily relating to the earlier periods in the 1996 accident year, the Company reviewed the recoverability of its deferred policy acquisition cost and determined that the sum of the expected loss and loss adjustment expenses based on the loss and loss adjustment expense reserve analysis at year end, the deferred policy acquisition cost, and expected policy maintenance expenses for the net written premium for which the deferred policy acquisition cost was recorded did not support the level of the acquisition cost deferred. As a result, the Company wrote off $3.7 million of estimated unrecoverable deferred policy acquisition cost.

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. (Continued)

         Net investment income increased 26.3% from $23.6 million in 1996 to $29.9 million in 1997 as a result of the $120.7 million increase in average invested assets and a lower percentage invested in tax-exempt securities. The pre-tax yield of the portfolio was 6.1% in 1997 compared to 6.0% in 1996. The percentage of cash and invested assets invested in tax-exempt securities was 3.6% and 20.3% in 1997 and 1996, respectively. In addition to the variances discussed above, there were pre-tax net realized investment losses of $1.6 million in 1997 compared to pre-tax net realized investment gains of $2.4 million in 1996.

         Other income less other expenses decreased from income of $0.7 million in 1996 to an expense of $1.3 million in 1997 due primarily to one time expenses incurred during the period leading to the merger. See Note 6 of Notes to Financial Statements.

         Interest expense increased 0.8% from $11.1 million in 1996 to $11.2 million in 1997 due to increased short-term borrowings.

         Federal income taxes decreased $26.1 million from $7.7 million tax expense in 1996 to a $18.4 million tax benefit in 1997 due to a loss from operations before federal income tax. The effective tax rate increased from 31.8% in 1996 to 35.9% in 1997 due primarily to the underwriting loss in 1997.

         Based on available information, the Company has concluded it is more likely than not that the deferred tax asset will be realized.

         Distributions on capital securities of subsidiary trust resulted in an after-tax charge of $4.5 million in 1997, representing the Company's minority interest in the earnings of Integon Capital I, a single-purpose wholly-owned subsidiary trust. The charge is due to the obligations incurred by Integon Capital I on the Capital Securities issued February 10, 1997. See Note 2 of Notes to Financial Statements.

         Net income decreased $53.9 million from income of $16.6 million in 1996 to a loss of $37.3 million in 1997.

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. (Continued)

Three Months Ended September 30, 1997 ("1997") Compared with Three Months Ended September 30, 1996 ("1996")

         Net premiums written decreased 21.6% from $214.4 million in 1996 to $168.1 million in 1997. Nonstandard automobile insurance net premiums written decreased from $194.5 million in 1996 to $148.2 million in 1997 or 23.8%. Price increases taken during the fourth quarter of 1996 and the first three quarters of 1997 have had the effect of slowing premium growth. Specialty auto products net premiums written decreased 1.2% from $13.5 million in 1996 to $13.4 million in 1997. Premiums earned on all lines of business decreased 0.9% from $191.8 million in 1996 to $190.1 million in 1997 and reflects primarily the decrease in net premiums written during 1997 compared to 1996.

         Loss and loss adjustment expenses increased 1.1% from $147.2 million in 1996 to $148.8 million in 1997. The loss ratio, defined as loss and loss adjustment expenses as a percentage of premiums earned, increased from 76.8% in 1996 to 78.3% in 1997. A comprehensive actuarial review conducted in the first quarter of 1997 showed that loss and loss adjustment expenses relating to accident year 1996 increased significantly compared to the amounts previously reported in 1996.

         Policy acquisition and other underwriting expenses increased $3.4 million from $42.0 million in 1996 to $45.4 million in 1997. The expense ratio, defined as policy acquisition and other underwriting expenses as a percentage of premiums earned, increased from 21.9% in 1996 to 23.9% in 1997. The increase in the expense ratio was due primarily to an increase in personnel-related and other information systems costs incurred primarily to enhance the Company's operations, and also included expenditures for modifications necessary to accommodate the Year 2000. Additionally the reversal of a $1.0 million bonus accrual in 1996 contributed to the variance from 1996 to 1997.

     Net investment income increased 31.3% from $8.0 million in 1996 to $10.5 million in 1997 as a result of the $130.5 million increase in average invested assets due primarily to the issuance of $100.0 million in capital securities by Integon Capital I (See Note 2 of Notes to Financial Statements) and a lower percentage invested in tax-exempt securities. The pre-tax yield of the portfolio was 6.2% in 1997 compared to 5.8% in 1996. The

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. (Continued)

percentage of cash and invested assets invested in tax-exempt securities was 3.6% and 20.3% in 1997 and 1996, respectively. In addition to the variances discussed above, there were pre-tax net realized investment gains of $.5 million in 1997 and $1.1 million in 1996.

         Other income less other expenses resulted in an expense of $.1 million in 1996 and $.6 million in 1997 due primarily to a decrease in premium finance income.

         Interest expense remained at $3.7 million in 1996 and in 1997.

         Federal income taxes decreased $1.6 million from $2.2 million in 1996 to $.6 million in 1997 due to a decrease in pre-tax income.

         Based on available information, the Company has concluded it is more likely than not that the deferred tax asset will be realized.

         Distributions on capital securities of subsidiary trust resulted in an after-tax charge of $1.7 million in 1997, representing the Company's minority interest in the earnings of Integon Capital I, a single-purpose wholly-owned subsidiary trust. The charge is due to the obligations incurred by Integon Capital I on the Capital Securities issued February 10, 1997. See Note 2 of Notes to Financial Statements.

         Net income decreased $5.4 million from income of $4.9 million in 1996 to a loss of $.5 million in 1997.

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. (Continued)

Analysis of Financial Condition
         Information regarding the Company's investment portfolio at September 30, 1997 is as follows:
                                                                                  September 30, 1997
Type/Ratings of Investments (1)                                       Carrying Amount (2)          Percentage
-------------------------------                                       -------------------          ----------
                                                                         (in thousands)
Fixed maturities:
    Government and agencies......................................               $181,554              26.4%
    Aaa                                                                          111,020              16.1%
    Aa  .........................................................                 82,211              12.0%
    A (3)........................................................                267,891              39.1%
    Baa                                                                            6,257                .9%
                                                                                --------             -----
        Total investment grade...................................                648,933              94.5%
    Below investment grade.......................................                  1,835                .3%
                                                                                --------             -----
        Subtotal.................................................                650,768              94.8%
Other long-term investments......................................                  1,132                .2%
Short-term investments...........................................                    471                .1%
Cash and cash equivalents........................................                 33,517               4.9%
                                                                                --------             -----
        Total invested assets....................................               $685,888             100.0%
                                                                                ========             =====

 (1) The ratings set forth above are based on the ratings, if any, assigned by Moody's Investors Service, Inc. ("Moody's"). If Moody's ratings were unavailable, the equivalent ratings supplied by Standard & Poor's Corporation ("S&P") or the National Association of Insurance Commissioners ("NAIC") were used where available. The percentage of rated securities that were not assigned a rating by Moody's at September 30, 1997 was 5.5%.

(2) Carrying amount is estimated market value for fixed maturities avail-able for sale.

(3) The "A" category includes $18.9 million of securities which were not rated by Moody's or S&P, but were rated "1" by the NAIC.

Liquidity and Capital Resources

         Sources of Funds. The Company's major sources of operating funds have been (i) dividends from its subsidiaries, (ii) reimbursements of costs and expenses in connection with the management agreement among the Company and its subsidiaries pursuant to which the Company provides certain services to such subsidiaries, (iii) tax sharing payments from the operating subsidiaries of the Company and (iv) borrowings under credit facilities. The Company files a consolidated federal income tax return including its subsidiaries and receives payments pursuant to a tax sharing agreement among the Company and its subsidiaries. Taxes are computed for each subsidiary and paid to the Company as if such subsidiary were filing a tax return on a stand-alone basis, thereby providing additional funds to the Company, because the aggregate of such payments generally exceeds taxes to be paid by the Company on a consolidated basis. These

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. (continued)

sources are expected to be available for future needs except for dividends from the Company's subsidiaries. Dividends will be retained by the subsidiaries as needed. In light of the merger that occurred in October, (see Note 6 of Notes to Financial Statements) the Company and its parent company will be reviewing sources of funds for the future. The Company's insurance subsidiaries are limited as to the amount of ordinary dividends they may pay (see "Regulation" below). In addition, in determining the ability of its subsidiaries to pay dividends, the Company monitors its subsidiaries' operating leverage based on the level of net premiums written to statutory surplus. Currently, the Company seeks to maintain its subsidiaries' ratio of net premiums written to statutory surplus at a level of approximately 3.0x in accordance with industry standards. The ratio was 2.7x for the twelve months ended September 30, 1997. On February 13, 1997, Integon Corporation contributed $50.0 million to the domestic insurance subsidiaries in the form of certificates of contribution. Interest on the certificates accrues at the rate of 10 3/4% per annum, not compounded, and is due and payable semiannually to the extent funds exist pursuant to regulatory requirements. As a result of the merger of the Company with a subsidiary of General Motors Acceptance Corporation (see Note 6 of Notes to Financial Statements) a capital contribution of $30.9 million was made to the domestic insurance subsidiaries in October 1997.

As of September 30, 1997, Integon Corporation, the parent company, believes that the sources of funds available to it are and will be sufficient to satisfy the needs for general corporate purposes, including debt service, dividend payments and working capital. These sources, including the $75.0 million committed credit facility described in "Financing Activities" below, are and will be sufficient to satisfy its short-term needs.

The principal sources of funds for the Company's subsidiaries are net premiums collected, proceeds from investment income and from investments that have been sold, matured or repaid and premium financing revenues.

On a consolidated basis, net cash flows provided by operating activities for the nine months ended September 30, 1997 and 1996 were $68.7 million and $65.4 million, respectively. Based on the Company's current financial plans, management believes that its subsidiaries will continue to realize positive cash flows from their operating activities and that the operating liquidity needs of such subsidiaries can be funded from such cash flow. Statements concerning cash flows look forward in time. The

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. (continued)

following important factors, among others, could cause actual cash flows to differ materially from those set forth in the above forward looking statement: claims frequency, claims severity, severe adverse weather conditions, the cost of automobile repair, economic activity, competitive pricing, and the regulatory environment in which the Company operates.

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

On February 10, 1997, Integon Capital I issued $100.0 million of 10 3/4% capital securities due February 15, 2027, the proceeds of which were invested in 10 3/4% junior subordinated debentures of the Company, due February 15, 2027. See Note 2 and Note 6 of Notes to Financial Statements.

         Investments. In accordance with the Company's investment policy, the Company's investments at September 30, 1997 consisted primarily of investment-grade securities (rated Baa or better by Moody's Investor Services, Inc. or the equivalent). Consolidated cash and cash equivalents at September 30, 1997 amounted to $33.5 million, or 4.9% of total cash and invested assets.

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. (continued)

Management has determined that the entire fixed maturity portfolio should be classified as "available for sale". Fixed maturity securities classified as "available for sale" are carried at estimated market value. The market value and amortized cost of all fixed maturity securities at September 30, 1997 were $650.8 million and $643.6 million, respectively. Management believes that the securities in the Company's investment portfolio at September 30, 1997 are readily marketable.

         Regulation. Insurance laws and regulations impose certain restrictions on the amount of dividends that may be paid by insurance companies. The maximum amount of ordinary dividends that a North Carolina domiciled property and casualty insurance company may pay at any point in time without regulatory approval is the lesser of (a) 10% of the policyholders' statutory surplus of such property and casualty insurance company as of the preceding December 31 or
(b) the statutory net income of such property and casualty insurance company for the preceding calendar year, less the amount of dividends paid during the preceding twelve months. The Company's insurance subsidiaries have made no payments of ordinary dividends during the twelve months ended September 30, 1997. Dividends will be retained by the subsidiaries as needed.

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

 Item 6.        Exhibits and Reports on Form 8-K.

a.       Exhibits

                                                        Filed Herewith (*),
                                                       Nonapplicable (NA), or
                                                 Incorporated by Reference from
                                                 ------------------------------
                                                                    Integon
Exhibit                                                           Registration
Number                                          Exhibit           No. or Report
                                                -------           -------------
11.1    Computation of Earnings per Share          *                   NA


b.      Reports on Form 8-K.

        The following reports on Form 8-K were filed during the quarter ended September 30, 1997.

         Filing Date         Item No.        Description
         ------------        -------         -------------

         July 1, 1997           5            Other Events. Copy of press release
                                             announcing extension ofexchange for
                                             capital securities.

         July 7, 1997           5            Other Events. Copy of press release
                                             announcing the  exchange of capital
                                             securities.

         July 18, 1997          5            Other Events. Announcement relating
                                             to amendment to Merger Agreement.

         August 4, 1997         5            Other Events. Copy of press release
                                             concerning  second  quarter  1997
                                             results.

         August 14, 1997        5            Other Events. Copy of press release
                                             declaring a  cash dividend  on  the
                                             Company's Common Stockand Preferred
                                             Stock.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  INTEGON CORPORATION



November 14, 1997                  /s/ Brian T. Sheekey
                                   --------------------
                                       Brian T. Sheekey
                                      (Duly Authorized Officer
                                       and Principal Accounting Officer)

                                                       Exhibit 11.1


                      INTEGON CORPORATION AND SUBSIDIARIES
                        COMPUTATION OF EARNINGS PER SHARE
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                        Three Months Ended                   Nine Months Ended
                                                                            September 30,                        September 30,
                                                                      ----------------------             -------------------------
                                                                        1997           1996                1997            1996
                                                                      --------      --------             --------       --------
Income available to common shareholders:

Net income (loss)..............................................       $  (526)        $4,871             $(37,313)        $16,553
Preferred stock dividends......................................         1,393          1,393                4,178           4,178
                                                                      -------         ------             --------         -------
    Net income (loss) available to common
      shareholders.............................................       $(1,919)        $3,478             $(41,491)        $12,375
                                                                      =======         ======             ========         =======


Weighted average common shares outstanding:
Primary:
     Common shares outstanding.................................    16,002,942     15,732,440           15,843,641      15,724,386
     Assumed exercise of stock options.........................       414,415        147,979               67,267         144,273
                                                                   ----------     ----------           ----------      ----------
    Total......................................................    16,417,357     15,880,419           15,910,908      15,868,659
                                                                   ==========     ==========           ==========      ==========
Fully diluted:
     Common shares outstanding.................................    16,002,942     15,732,440           15,843,641      15,724,386
     Assumed exercise of stock options.........................       414,415        147,979               67,267         144,273
                                                                   ----------     ----------           ----------      ----------
    Total......................................................    16,417,357     15,880,419           15,910,908      15,868,659
                                                                   ==========     ==========           ==========      ==========

Earnings per common share:
Primary........................................................        $ (.12)        $  .22               $(2.61)         $  .78
                                                                       ======         ======               ======          ======
Fully diluted..................................................        $ (.12)        $  .22               $(2.61)         $  .78
                                                                       ======         ======               ======          ======



                                INDEX TO EXHIBITS


                                                  Filed Herewith (*),
                                                Nonapplicable (NA), or
                                             Incorporated by Reference from
                                   --------------------------------------------
                                               Integon
Exhibit                                        Registration           Sequential
Number                            Exhibit      No. or Report         Page Number
-------                           -------      -------------         -----------

11.1   Computation of Earnings
       per Share                    11.1             *